Form 10-Q
period 1996-05-04
BRYLANE L P; BRYLANE CAPITAL CORP
filed 1996-06-17
CIK 912274, 912276

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 4, 1996


                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  33-69532

                                 BRYLANE, L.P.
            (Exact name of registrant as specified in its charter)

              DELAWARE                                    35-1895382
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

                             BRYLANE CAPITAL CORP.
            (Exact name of co-registrant as specified in its charter)

              DELAWARE                                    95-4439747
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

                              463 SEVENTH AVENUE
                              NEW YORK, NY 10018
                   (Address of principal executive offices)

              Registrant's telephone number, including area code:
                                (212) 613-9500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the registrant's common stock outstanding:  Not
Applicable.

                              Page 1 of 14 pages

===============================================================================

                                 BRYLANE, L.P.
                             BRYLANE CAPITAL CORP.
                                   Form 10-Q
                        FOR THE QUARTERLY PERIOD ENDED
                                  May 4, 1996


                                     INDEX

                                                                                                   Page
Part I.  FINANCIAL INFORMATION:

 Item 1.  Financial Statements
   a) Consolidated Balance Sheets
       February 3, 1996 and May 4, 1996 (unaudited)                                                 3

   b) Consolidated Statements of Operations (unaudited)
       Thirteen weeks ended April 29, 1995 and Thirteen weeks ended May 4, 1996                     4

   c) Consolidated Statements of Cash Flows (unaudited)
       Thirteen weeks ended April 29, 1995 and Thirteen weeks ended May 4, 1996                     5

   d) Notes to Unaudited Financial Statements                                                       6

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     8

Part II. OTHER INFORMATION:

 Item 6.  Exhibits and Reports on Form 8-K                                                         13

Signature                                                                                          14

                        PART I - FINANCIAL INFORMATION
                        ------------------------------
ITEM 1. - FINANCIAL STATEMENTS
- - ------------------------------
                                 BRYLANE, L.P.
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)



                                                                                         February 3,          May 4,
                                                                                           1996                1996
                                                                                         -----------         ----------
                                    ASSETS                                                                   (Unaudited)
                                    ------
Current assets:
  Cash and cash equivalents.............................................................  $    7,469          $   17,756
  Accounts receivable...................................................................       2,387               1,845
  Inventories...........................................................................      76,627              83,360
  Paper inventory.......................................................................      16,102              13,045
  Other.................................................................................       4,559               3,283
                                                                                          ----------          ----------

       Total current assets.............................................................     107,144             119,289

Property and equipment, net.............................................................      28,223              27,640

Catalog costs...........................................................................      18,131              18,731

Organization and deferred financing costs...............................................       8,228               7,846

Intangibles and other assets............................................................     166,177             164,792
                                                                                          ----------          ----------

       Total assets.....................................................................  $  327,903          $  338,298
                                                                                          ==========          ==========

                            LIABILITIES AND EQUITY
                            ----------------------

Current liabilities:
  Accounts payable......................................................................  $   47,131          $   56,752
  Accrued interest......................................................................       6,366               3,437
  Accrued expenses......................................................................      12,712              15,508
  Reserve for returns...................................................................       4,192               5,159
  Current portion of long-term debt.....................................................      13,720              13,720
                                                                                          ----------          ----------

       Total current liabilities........................................................      84,121              94,576

Long-term debt..........................................................................     213,020             209,671
Other long-term liabilities.............................................................       3,575               3,944
                                                                                          ----------          ----------

       Total liabilities................................................................     300,716             308,191

Partnership equity:
  General partner, 2,562,500 units......................................................      25,625              25,625
  Limited partners, 10,340,000 units at February 3, 1996 and 10,342,500 units
    at May 4, 1996......................................................................     105,204             105,257
  Reduction for predecessor cost-carryover basis........................................    (152,067)           (152,067)
  Loans to management investors.........................................................      (2,515)             (2,490)
  Accumulated earnings..................................................................      50,940              53,782
                                                                                          ----------          ----------
       Total partnership equity.........................................................      27,187              30,107
                                                                                          ----------          ----------

       Total liabilities and equity.....................................................  $  327,903          $  338,298
                                                                                          ==========          ==========

           See Accompanying Notes to Unaudited Financial Statements.

                                 BRYLANE, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                        Thirteen Weeks Ended
                                                        --------------------
                                                      April 29,        May 4,
                                                        1995            1996
                                                      ---------      ---------
Net sales..........................................   $ 143,195      $ 150,680

  Cost of goods sold...............................      71,628         72,662
                                                      ---------      ---------
Gross margin.......................................      71,567         78,018

Operating expenses:
  Catalog and advertising..........................      42,973         47,518
  Fulfillment......................................       8,782          8,274
  Support services.................................       8,626         10,544
  Intangibles and organization cost amortization ..       1,060          1,409
                                                      ---------      ---------
Total operating expenses...........................      61,441         67,745
                                                      ---------      ---------

Operating income...................................      10,126         10,273

Interest expense, net..............................       5,050          5,556
                                                      ---------      ---------
Income before income taxes.........................       5,076          4,717

Provision for income taxes.........................          40             29
                                                      ---------      ---------
Net income.........................................   $   5,036      $   4,688
                                                      =========      =========


           See Accompanying Notes to Unaudited Financial Statements.

                                 BRYLANE, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  Thirteen Weeks Ended
                                                                                  --------------------
                                                                                April 29,         May 4,
                                                                                   1995            1996
                                                                                ---------       ---------
OPERATING ACTIVITIES:
    Net income.............................................................     $   5,036       $   4,688
    Impact of other operating activities on cash flows:
        Depreciation.......................................................           793           1,072
        Amortization:
            Intangibles and organization costs.............................         1,060           1,409
            Deferred financing costs (included in interest expense)........           367             367
            Discount on notes (included in interest expense)...............            24              24
        Loss on disposal of assets.........................................             -               5
        Changes in assets and liabilities:
            Inventories....................................................         2,421          (6,733)
            Catalog costs and paper inventory..............................        (1,240)          2,457
            Accounts payable and accrued expenses..........................         2,123          11,847
            Accrued interest...............................................        (3,170)         (2,929)
            Other assets and liabilities...................................         1,892           3,144
                                                                                ---------       ---------
Net cash provided by operating activities..................................         9,306          15,351
                                                                                ---------       ---------

INVESTING ACTIVITIES:
    Capital expenditures...................................................        (2,375)           (521)
                                                                                ---------       ---------
Net cash used in investing activities......................................        (2,375)           (521)
                                                                                ---------       ---------

FINANCING ACTIVITIES:
    Payments on bank credit facility.......................................       (12,403)         (3,374)
    Tax distributions to partners..........................................          (593)         (1,246)
    Deferred offering costs................................................           (95)              -
    Proceeds from the sale, net of repurchase, of partnership interests,
      net of management notes..............................................             -              77
                                                                                ---------       ---------
Net cash used in financing activities......................................       (13,091)         (4,543)
                                                                                ---------       ---------
Cash and cash equivalents, at beginning of period..........................        28,495           7,469
                                                                                ---------       ---------
Cash and cash equivalents, at end of period................................     $  22,335       $  17,756
                                                                                =========       =========
Supplemental disclosure of cash flow information:
    Interest paid..........................................................     $   8,118       $   8,129
                                                                                =========       =========

    Income taxes paid during each of the periods presented were not material.

           See Accompanying Notes to Unaudited Financial Statements.

                                 BRYLANE, L.P.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS:

      Brylane is a catalog retailer of special size women's apparel, regular size women's apparel, and special size men's apparel. The women's catalogs market apparel in the budget to low-moderate price range, and the men's catalogs market apparel in the moderate price range. Brylane reaches the special size customer through its Lane Bryant, Roaman's and KingSize catalogs, the regular size misses customer through its Lerner catalog, and the mature misses customer through its Sue Brett catalog. Brylane also markets apparel to these same customer segments through four catalogs under licensing arrangements with Sears Shop at Home Services, Inc. ("Sears").

      Brylane's merchandising strategy is to provide affordable, private label apparel with a consistent quality and fit, to concentrate on apparel with limited fashion risk, and to offer a broader selection of sizes and styles in special size apparel than can be found at most retail stores and in other competing catalogs. Each of Brylane's catalogs offers its value-conscious customers contemporary, traditional and basic apparel.

(2) ORGANIZATION AND BASIS OF FINANCIAL STATEMENT PRESENTATION:

    In August, 1993, certain affiliates of Freeman Spogli & Co. ("FS&Co.") and of The Limited, Inc. ("The Limited") formed Brylane, L.P. ("Brylane" or the "Company"), a Delaware limited partnership, and acquired the Lane Bryant, Roaman's and Lerner catalog businesses (the "Brylane Acquisition") formerly conducted by certain direct and indirect subsidiaries of The Limited (the "Predecessor"). The aggregate purchase price was $335 million. The Brylane Acquisition closed on August 30, 1993. For accounting purposes, the transaction was accounted for on the effective date of August 1, 1993.

     In connection with the Brylane Acquisition, certain affiliates of FS&Co. and certain management investors contributed $75 million to the capital of Brylane for a 60% (currently 58.6%) aggregate interest. Certain affiliates of The Limited contributed substantially all assets and liabilities of the catalog business to Brylane and received cash of $285 million and a 40% (currently 38.7%) aggregate interest in Brylane with an assigned value at $50 million. The Limited also received a warrant (Limited Warrant) entitling it to purchase up to 1,250,000 newly issued partnership units in Brylane, at a price of $10 per unit. Exercise of the Limited Warrant is subject to Brylane's achievement of certain operating performance goals.

     The consolidated financial statements include the accounts of Brylane and its wholly-owned subsidiaries and partnerships, including Brylane Capital Corp., B.L. Management Services, Inc., B.L. Catalog Distribution, Inc., B.L. Management Services Partnership, B.L. Catalog Distribution Partnership, B.N.Y. Service Corp., KingSize Catalog Sales, L.P., KingSize Catalog Sales, Inc., and K.S. Management Services, Inc. These entities are collectively referred to as Brylane or the Partnership. Accounts between the consolidated entities have been eliminated. Each of the wholly-owned subsidiaries and partnerships has guaranteed Brylane's 10% Senior Subordinated Notes due 2003 (the "Notes"). Separate financial statements of these subsidiary guarantors have not been included as the subsidiaries guarantee the Notes on a full, unconditional, and joint and several basis. Management believes that the aggregate assets, liabilities, earnings, and equity of the subsidiary guarantors are currently, both on an individual and a combined basis, inconsequential to Brylane on a consolidated basis.

(3) ACQUISITION:

    In October, 1995, KingSize Catalog Sales, L.P., an Indiana limited partnership ("KingSize Partnership") and an indirect wholly-owned entity of Brylane, L.P., a Delaware limited partnership ("Brylane"), completed the acquisition of the assets of the KingSize division of WearGuard Corporation, a wholly-owned subsidiary of Aramark Corporation (the "KingSize Acquisition"). The KingSize

                                 BRYLANE, L.P.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

Acquisition closed on October 16, 1995. For accounting purposes, the transaction was accounted for on the effective date of October 1, 1995. The business acquired is a catalog business devoted to big and tall men's apparel, footwear and related accessories. The KingSize Acquisition included the sale by WearGuard to KingSize Partnership of the inventory, contracts, customer lists, goodwill, accounts receivable and certain equipment including personal computers relating to the operation of the business, and the assumption of certain liabilities relating to the business by the KingSize Partnership. In addition, the parties entered into a Noncompetition Agreement dated October 16, 1995.

     In connection with the KingSize Acquisition, Brylane paid to WearGuard $52.5 million in cash and issued to WearGuard 350,000 newly issued limited partnership units (currently 2.7%) in Brylane (the "Purchase Price"). Brylane financed the cash portion of the Purchase Price out of available funds as well as additional borrowings under its senior credit agreement. In connection with the KingSize Acquisition, Brylane further amended its Bank Credit Facility Agreement to provide an additional $35.0 million in available borrowing capacity.

(4) RECLASSIFICATIONS:

     Certain reclassifications have been made to the consolidated statements of cash flows for the thirteen weeks ended April 29, 1995 to conform with the financial statement presentation adopted for the fiscal year ending February 3, 1996. Such reclassifications had no effect on previously reported net income.

(5) UNAUDITED INTERIM FINANCIAL STATEMENTS:

     The financial statements as of and for the thirteen weeks ended April 29, 1995 and May 4, 1996 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements should be read in conjunction with the financial statement disclosures contained in Brylane's Form 10-K for the fiscal year ended February 3, 1996. In the opinion of management, the accompanying financial statements reflect all adjustments necessary (which are of a normal recurring nature, unless separately disclosed) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations and cash flows for a full fiscal year.

                                 BRYLANE, L.P.


ITEM 2.-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- - -------------------------------------------------------------------------------
OF OPERATIONS
- - -------------

     The following discussion should be read in conjunction with the financial statements and related notes thereto which appear elsewhere in this Form 10-Q and in conjunction with the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 3, 1996 (File No. 33-69532).

     As a result of the Brylane Acquisition and the KingSize Acquisition and the application of purchase accounting related thereto, the results of operations for the thirteen weeks ended May 4, 1996 reflect amortization of intangible assets related to the Brylane Acquisition of $1.1 million and related to the KingSize Acquisition of $349,000. Transition costs to move inventory acquired as a result of the KingSize Acquisition from its pre-acquisition location in Norwell, Massachusetts to the Company's Indianapolis, Indiana fulfillment center also negatively impacted the Company's gross margin in the first quarter by $170,000. There will be no further impact on the Company's gross margin due to these transition costs. However, the Company's results will reflect the amortization of intangible assets related to the Brylane Acquisition of approximately $4.2 million per year, additional depreciation associated with the write-up of certain fixed assets in connection with the Brylane Acquisition of $368,000 per year, and the amortization of intangible assets related to the KingSize Acquisition of approximately $1.4 million per year.

RESULTS OF OPERATIONS

     The following tables set forth certain operating data of Brylane for the periods indicated.

                                                        Thirteen Weeks Ended
                                                        --------------------
                                                     April 29, 1995  May 4, 1996
                                                     --------------  -----------
                                                            (in thousands)
          Net sales.................................. $  143,195      $  150,680
          Gross profit...............................     71,567          78,018
          Operating expenses:
           Catalog and advertising...................     42,973          47,518
           Fulfillment...............................      8,782           8,274
           Support services..........................      8,626          10,544
           Amortization of acquisition
            intangibles and organization costs (a)...      1,060           1,409
                                                      ----------      ----------
           Operating income..........................     10,126          10,273

            Add back: Amortization of acquisition
             intangibles and organization costs(a)...      1,060           1,409
            Add back: Step-up depreciation(b)........         92              92
                                                      ----------      ----------
           Operating income before acquisition
            related adjustments...................... $   11,278      $   11,774
                                                      ==========      ==========

     The following table sets forth certain operating data of Brylane expressed as a percentage of net sales for the periods indicated.

                                                      Thirteen Weeks Ended
                                                      --------------------
                                                   April 29, 1995  May 4, 1996
                                                   --------------  -----------
          Net sales.................................. 100.0%          100.0%
          Gross profit...............................  50.0            51.8
          Operating expenses:
           Catalog and advertising...................  30.0            31.6
           Fulfillment...............................   6.1             5.5
           Support services..........................   6.0             7.0
           Amortization of acquisition
            intangibles and organization costs(a)....   0.7             0.9
                                                     ------          ------
          Operating income...........................   7.1             6.8
           Add back: Amortization of acquisition
            intangibles and organization costs(a)....   0.7             0.9
           Add back: Step-up depreciation(b).........   0.1             0.1
                                                     ------          ------
         Operating income before acquisition
          related adjustments........................   7.9%            7.8%
                                                     ======          ======

- - --------------------
(a) Represents amortization of goodwill and other intangible assets related to the Brylane Acquisition of $125,450 over a 30-year composite life and amortization of organizational costs of $300 over five years, and, subsequent to October 1, 1995, includes amortization related to the KingSize Acquisition of goodwill of $50,762 over a 40-year life, customer file of $520 over an eight year life, and a noncompetition agreement of $300 over a five year life.
(b) Property and equipment were written up by $2,943 at the time of the Brylane Acquisition. This step-up is being depreciated over eight years using the straight-line method.

THIRTEEN WEEKS ENDED MAY 4, 1996 COMPARED TO THIRTEEN WEEKS ENDED APRIL 29, 1995

     NET SALES. Net sales for the thirteen weeks ended May 4, 1996 increased 5.2% to $150.7 million from $143.2 million in the comparable period of fiscal 1995. The increase in net sales came principally from the recently acquired KingSize Big & Tall catalog and to a lesser extent from the Company's other catalog titles.

    GROSS PROFIT. Gross profit for the thirteen weeks ended May 4, 1996, improved to $78.0 million (51.8% of net sales) from $71.6 million (50.0% of net sales) for the same period of fiscal 1995. The increase in gross profit as a percent of net sales is due to higher initial mark-ups and slightly lower planned markdowns.

     CATALOG AND ADVERTISING EXPENSE. Catalog and advertising expense is comprised of the costs to produce and distribute catalogs, primarily paper, printing and catalog mailing costs, and the cost of acquiring new prospect names. For the thirteen weeks ended May 4, 1996, catalog and advertising expense increased to $47.5 million (31.6% of net sales) from $43.0 million (30.0% of net sales) for the same period of fiscal 1995. The increase in catalog and advertising expense on a percent of net sales basis in the thirteen weeks ended May 4, 1996 is primarily due to higher per catalog production costs in the fiscal 1996 period resulting from increased paper prices. The Company has experienced increases in its paper costs since the second half of fiscal 1994. In response to these increased costs, the Company has, since the fall of 1994, taken steps designed to mitigate their impact, including a reduction in the trim size, a reduction in page count and a change in the paper grade of certain of its catalogs. However, the Company was unable to fully offset these increased costs during the thirteen weeks ended May 4, 1996, and expects that the cost of paper consumed in the second quarter of fiscal 1996 will exceed the cost of paper consumed in the second quarter of fiscal 1995. The Company believes, however, that if paper prices remain at the levels currently being experienced by the Company, then both paper prices and the costs of paper consumed in the third and fourth quarters of fiscal 1996 would be below the prices and costs of paper consumed in the third and fourth quarters of fiscal 1995.

     FULFILLMENT EXPENSE. Fulfillment expense includes distribution center, telemarketing, credit services and customer service expenses, partially offset by net merchandise postage revenue. Fulfillment expense in the thirteen weeks ended May 4, 1996 decreased to $8.3 million (5.5% of net sales) from $8.8 million (6.1% of net sales) for the same period in fiscal 1995. As a percent of net sales, fulfillment expense improved primarily due to an increase in merchandise net postage revenue and reduced credit card processing fees resulting from an amendment to the Credit Card Agreement with Word Financial in fall 1995.

     SUPPORT SERVICES EXPENSE. Support services expense includes staffing and other administrative overhead costs associated with merchandising, advertising, quality assurance, management information systems, finance, human resources, the New York and Boston offices and the license fees associated with the Company's agreements with Sears Shop At Home. Support services expense for the thirteen weeks ended May 4, 1996 increased to $10.5 million (7.0% of net sales) from $8.6 million (6.0% of net sales) for the same period in fiscal 1995. The increase in support services expense as a percent of net sales is primarily due to the increase in license fees paid to Sears.

     AMORTIZATION EXPENSE. Acquisition related intangibles and organization cost amortization expense in the thirteen weeks ended May 4, 1996 included $1.1 million related to the Brylane Acquisition and $0.3 million related to the KingSize Acquisition. Acquisition related intangibles and organization cost amortization expense in the thirteen weeks ended April 29, 1995 included $1.1 million related to the Brylane Acquisition. The intangible assets related to the amortization for the Brylane Acquisition include goodwill, organization costs, and other intangible assets and for the KingSize Acquisition include goodwill, a noncompetition agreement, customer file and other intangible assets.

     OPERATING INCOME. Operating income before acquisition related amortization in the thirteen weeks ended May 4, 1996 increased 4.4% to $11.8 million (7.8% of net sales) from $11.3 million (7.9% of net sales) for the same period of fiscal 1995, primarily as a result of the increase in gross profit as described above, partially offset by the increase in catalog and advertising expenses and support service expenses, also described above.

      INTEREST EXPENSE. Interest expense in the thirteen weeks ended May 4, 1996 increased to $5.6 million from $5.1 million for the same period of fiscal 1995 due to the increased borrowings of $35.0 million incurred in connection with the KingSize Acquisition offset by slightly lower interest rates on the Term Loan (as defined below).

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically met its working capital needs, principally building inventory to meet increased sales, and its capital expenditure requirements primarily through funds generated from operations. After the Brylane Acquisition and the KingSize Acquisition, the Company's liquidity requirements have also included service on the debt incurred at the time of these acquisitions and, to a lesser extent, tax distributions to its partners.

     Cash flow provided by operating activities increased to $15.4 million for the thirteen weeks ended May 4, 1996, from $9.3 million for the thirteen weeks ended April 29, 1995. This increase was primarily due to the higher merchandise payables on inventory owned by the Company at May 4, 1996. The Company's cash balance was $17.8 million at May 4, 1996, compared to $7.5 million at February 3, 1996. The increase in the cash balance from February 3, 1996 to May 4, 1996 was achieved while using $4.5 million for financing activities, which included $3.4 million in debt payments and $1.2 million in tax distributions to partners, as well as $521,000 in capital expenditures as discussed below. Although the Company's available cash exceeds its current operating requirements, the Company's ability to prepay debt has been limited by the terms of the Partnership Agreement entered into at the time of the Brylane Acquisition.

     Capital expenditures were $521,000 in the thirteen weeks ended May 4, 1996 compared to $2.4 million in the same period in fiscal 1995. The Company's capital expenditures for fiscal 1996 are estimated to be $3.7 million. A significant portion of this amount will be expended toward a $2.9 million project which began in April 1996 to replace the original tilt tray sorter located at the Company's Indianapolis, Indiana fulfillment center. This project is scheduled for completion in the third quarter of 1996, and had an initial expenditure of $198,000 during the first quarter of 1996. The remaining capital expenditures during the first quarter were on miscellaneous improvements. Brylane plans to fund its capital expenditures for fiscal 1996 through funds generated from operations.

     In connection with the Brylane Acquisition, the Company entered into that certain credit agreement dated August 30, 1993 among Brylane and its Subsidiaries, Morgan Guaranty Trust Company of New York, as agent, and the other lenders parties thereto (as amended, the "Credit Agreement"), which then consisted of (i) a $110 million six-year amortizing term loan (the "Term Loan") and (ii) a $40 million five-year revolving credit facility (the "Revolving Credit Facility") (with a $20 million sublimit for letters of credit). The Term Loan was used to fund a portion of the required distribution to The Limited upon the closing of the Brylane Acquisition, and requires scheduled quarterly prepayments over its term. In addition to scheduled principal prepayments on the Term Loan, Brylane is obligated to make certain mandatory prepayments of the Term Loan and the Revolving Credit Facility under certain circumstances. The Revolving Credit Facility may be used for letters of credit and, if necessary, general corporate purposes, including working capital needs. In order to fund a portion of the purchase price for the KingSize Acquisition, Brylane amended its Credit Agreement to provide for an additional $35.0 million term loan. Additionally, the letter of credit sublimit of $20.0 million was increased to $30.0 million. The new term loan bears interest at the same rate as the existing Term Loan and begins amortizing in October 1999. A scheduled principal payment of the Term Loan in the amount of $3.4 million was made in the first quarter of fiscal 1996. Additional scheduled principal payments will equal $10.3 million during the remainder of 1996. As of May 4, 1996, Brylane had no borrowings under the Revolving Credit Facility and, after giving effect to the issuance of letters of credit for $14.0 million which the Company intends to pay through funds generated from operations, had additional capacity under the Revolving Credit Facility of approximately $26.0 million.

     Also in connection with the Brylane Acquisition, the Partnership issued $125.0 million aggregate principal amount of its senior subordinated notes (the "Senior Subordinated Notes"). The Senior

Subordinated Notes bear interest at 10% per annum, payable semi-annually, and mature in 2003. The Credit Agreement, as amended, and the Indenture dated as of August 30, 1993 among Brylane and Brylane Capital Corp., as Issuers, the Subsidiaries of Brylane, as Guarantors, and United States Trust Company of New York, as Trustee (as supplemented, the "Indenture") pursuant to which the Senior Subordinated Notes were issued contain covenants (the "Covenants") that, among other things, restrict the Company's ability to incur debt, make distributions, incur liens, make capital expenditures and make investments or acquisitions. During the first quarter of fiscal 1996, Brylane made tax distributions to its partners totaling $1.2 million. The Company expects that it will make total tax distributions to its partners during fiscal 1996 that will approximate the tax payments the Company would be required to make if it were a tax paying corporation, rather than a partnership. Brylane's estimated tax distributions and capital expenditures for the first quarter of fiscal 1996 were in compliance with the Covenants.

     While no assurances can be given in this regard, based on the current and projected operating results, Brylane believes that cash flow from operations will provide adequate funds for ongoing operations, debt service on its indebtedness (including scheduled prepayments under the Credit Agreement), tax distributions to its partners and planned capital expenditures through the remaining term of the Credit Agreement. In addition, the Company will have availability under the Revolving Credit Facility.

                          PART II - OTHER INFORMATION
                          ---------------------------



ITEM 6.- EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

     (a)  Exhibits.

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed during the quarter ended May 4, 1996.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


Dated:   June 13, 1996                   BRYLANE, L.P.
                                         BRYLANE CAPITAL CORP.




                                         By:   \s\ Robert A. Pulciani
                                              -------------------------------
                                              Robert A. Pulciani
                                         Authorized Representative of Brylane,
                                         L.P. and Executive Vice President,
                                         Chief Financial Officer and Secretary
                                         and Treasurer of Brylane, L.P. and
                                         Brylane Capital Corp.

                                         (On behalf of the Registrants and as
                                         the principal financial and accounting
                                         officer of each of the Registrants)