Form 10-Q
period 1996-08-03
BRYLANE L P; BRYLANE CAPITAL CORP
filed 1996-09-05
CIK 912274, 912276

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 1996

                                      OR
 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:    33-69532

                                 BRYLANE, L.P.
            (Exact name of registrant as specified in its charter)

        DELAWARE                                             35-1895382
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

                             BRYLANE CAPITAL CORP.
           (Exact name of co-registrant as specified in its charter)

        DELAWARE                                             95-4439747
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

                              463 SEVENTH AVENUE
                              NEW YORK, NY  10018
                   (Address of principal executive offices)
              Registrant's telephone number, including area code:
                                (212) 613-9500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

The number of shares of the registrant's common stock outstanding:
Not Applicable.


                             Page 1 of  15  pages

===============================================================================

                                 BRYLANE, L.P.
                             BRYLANE CAPITAL CORP.
                                   Form 10-Q
                        For the Quarterly Period Ended
                                August 3, 1996


                                     INDEX                                Page
                                                                          ----
Part I.   FINANCIAL INFORMATION:

  Item 1.  Financial Statements
     a)  Consolidated Balance Sheets
           February 3, 1996 and August 3, 1996 (unaudited)                 3

     b)  Consolidated Statements of Operations (unaudited)
           Thirteen weeks ended July 29, 1995 and August 3, 1996 and
           twenty-six weeks ended July 29, 1995 and August 3, 1996         4

     c)  Consolidated Statements of Cash Flows (unaudited)
           Twenty-six weeks ended July 29, 1995 and August 3, 1996         5

     d)  Notes to Unaudited Financial Statements                           6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       8

Part II.  OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K                               14

Signature                                                                 15

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1. - FINANCIAL STATEMENTS
- ------------------------------

                                 BRYLANE, L.P.
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                                                          February 3,   August 3,
                                                                                             1996         1996
                                                                                          -----------  ----------
                                                                                                       (Unaudited)
                                  ASSETS
                                  ------
Current assets:
    Cash and cash equivalents..........................................................  $   7,469      $  19,881
    Accounts receivable................................................................      2,387          2,902
    Inventories........................................................................     76,627         84,484
    Paper inventory....................................................................     16,102         12,810
    Other..............................................................................      4,559          2,878
                                                                                         ---------      ---------

            Total current assets                                                           107,144        122,955

Property and equipment, net............................................................     28,223         28,098

Catalog costs..........................................................................     18,131         15,629

Organization and deferred financing costs..............................................      8,228          7,464

Intangibles and other assets...........................................................    166,177        163,430
                                                                                         ---------      ---------

            Total assets                                                                 $ 327,903      $ 337,576
                                                                                         =========      =========


                          LIABILITIES AND EQUITY
                          ----------------------
Current liabilities:
    Accounts payable...................................................................  $  47,131      $  51,235
    Accrued interest...................................................................      6,366          5,633
    Accrued expenses...................................................................     12,231         11,200
    Reserve for returns................................................................      4,192          3,812
    Current portion of long-term debt..................................................     13,720         14,170
                                                                                         ---------      ---------

            Total current liabilities                                                       83,640         86,050

Long-term debt.........................................................................    213,020        205,871
Other long-term liabilities............................................................      4,056          4,885
                                                                                         ---------      ---------

            Total liabilities                                                              300,716        296,806

Partnership equity:
     General partner, 2,562,500 units..................................................     25,625         25,625
     Limited partners, 10,340,000 units at February 3, 1996 and 10,342,500 units
         at August 3, 1996.............................................................    105,204        105,257
     Reduction for predecessor cost - carryover basis..................................   (152,067)      (152,067)
     Loans to management investors.....................................................     (2,515)        (2,490)
     Retained earnings.................................................................     50,940         64,445
                                                                                         ---------      ---------
            Total partnership equity...................................................     27,187         40,770
                                                                                         ---------      ---------

            Total liabilities and equity                                                 $ 327,903      $ 337,576
                                                                                         =========      =========

           See Accompanying Notes to Unaudited Financial Statements.

                                 BRYLANE, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                             Thirteen Weeks Ended                     Twenty-six Weeks Ended
                                                             --------------------                     ----------------------

                                                           July 29,         August 3,               July 29,           August 3,
                                                             1995             1996                    1995               1996
                                                           --------         ---------               --------           ---------
Net sales..............................................   $150,784          $157,945                $293,979           $308,625

  Cost of goods sold...................................     75,471            77,236                 147,099            149,898
                                                          --------          --------                --------           --------

Gross margin...........................................     75,313            80,709                 146,880            158,727

Operating expenses:
  Catalog and advertising..............................     39,651            41,470                  82,624             88,988
  Fulfillment..........................................      8,709            10,106                  17,491             18,380
  Support services.....................................      9,062            11,157                  17,688             21,701
  Intangibles and organization cost amortization.......      1,061             1,409                   2,121              2,818
                                                          --------          --------                --------           --------
Total operating expenses...............................     58,483            64,142                 119,924            131,887
                                                          --------          --------                --------           --------

Operating income.......................................     16,830            16,567                  26,956             26,840

Interest expense, net..................................      4,712             5,235                   9,762             10,791
                                                          --------          --------                --------           --------

Income before income taxes.............................     12,118            11,332                  17,194             16,049

Provision for income taxes.............................         41                28                      81                 57
                                                          --------          --------                --------           --------

Net income.............................................   $ 12,077          $ 11,304                $ 17,113           $ 15,992
                                                          ========          ========                ========           ========

           See Accompanying Notes to Unaudited Financial Statements.

                                 BRYLANE, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                         Twenty-six Weeks Ended
                                                         ----------------------

                                                         July 29,      August 3,
                                                          1995           1996
                                                         --------      ---------
OPERATING ACTIVITIES:
  Net income..........................................  $ 17,113      $ 15,992
  Impact of other operating activities on
   cash flows:
    Depreciation......................................     1,656         2,148
    Amortization:
      Intangibles and organization costs..............     2,121         2,818
      Deferred financing costs (included in
       interest expense)...............................      734           734
      Discount on notes (included in interest
       expense)........................................       48            48
    Loss on disposal of assets........................         -             5
    Changes in assets and liabilities:
      Inventories.....................................     6,887        (7,858)
      Catalog costs and paper inventory...............    (1,854)        5,795
      Accounts payable and accrued expenses...........      (983)        4,703
      Accrued interest................................        38          (733)
      Other assets and liabilities....................     1,089         1,574
                                                        --------      --------

Net cash provided by operating activities.............    26,849        25,226
                                                        --------      --------

INVESTING ACTIVITIES:
  Capital expenditures................................    (4,841)       (2,056)
                                                        --------      --------

Net cash used in investing activities.................    (4,841)       (2,056)
                                                        --------      --------

FINANCING ACTIVITIES:
  Payments on bank credit facility....................   (15,777)       (6,748)
  Tax distributions to partners.......................    (4,967)       (4,087)
  Deferred offering costs.............................      (175)            -
  Proceeds from the sale, net of repurchase,
      of partnership interests, net of
      management notes................................         -            77
                                                        --------      --------

Net cash used in financing activities.................   (20,919)      (10,758)
                                                        --------      --------

Cash and cash equivalents, at beginning of period.....    28,495         7,469
                                                        --------      --------

Cash and cash equivalents, at end of period...........  $ 29,584      $ 19,881
                                                        ========      ========

Supplemental disclosure of cash flow information:

  Interest paid.......................................  $  9,624      $ 11,049
                                                        ========      ========

  Income taxes paid during each of the periods presented were not material.

           See Accompanying Notes to Unaudited Financial Statements.

                                 BRYLANE, L.P.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS:

          Brylane is a catalog retailer of special size women's apparel, regular size (missy) women's apparel, and special size men's apparel. The women's catalogs market apparel in the budget to low-moderate price range, and the men's catalogs market apparel in the moderate price range. Brylane services the special size customer through its Lane Bryant, Roaman's and KingSize (men's) catalogs, the missy customer through its Lerner catalog, and the mature missy customer through its Sue Brett catalog. Brylane also markets apparel to these same customer segments through four catalogs under licensing arrangements with Sears Shop at Home Services, Inc. ("Sears").

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

          In connection with the Brylane Acquisition, certain affiliates of FS&Co. and certain management investors contributed $75 million to the capital of Brylane for a 60% (currently 58.6%) aggregate interest. Certain affiliates of The Limited contributed substantially all assets and liabilities of the catalog business to Brylane and received cash of $285 million and a 40% (currently 38.7%) aggregate interest in Brylane with an assigned value at $50 million. The Limited also received a warrant (Limited Warrant) entitling it to purchase up to 1,250,000 newly issued partnership units in Brylane, at a price of $10 per unit. At July 27, 1996, the Limited Warrant expired as certain conditions were not met.

          The consolidated financial statements include the accounts of Brylane and its wholly-owned subsidiaries and partnerships, including Brylane Capital Corp., B.L. Management Services, Inc., B.L. Catalog Distribution, Inc., B.L. Management Services Partnership, B.L. Catalog Distribution Partnership, B.N.Y. Service Corp., KingSize Catalog Sales, L.P., KingSize Catalog Sales, Inc., and K.S. Management Services, Inc. These entities are collectively referred to as Brylane or the Partnership. Accounts between the consolidated entities have been eliminated. Each of the wholly-owned susidiaries and partnerships has guaranteed Brylane's 10% Senior Subordinated Notes due 2003 (the "Notes"). Separate financial statements of these subsidiary guarantors have not been included as the subsidiaries guarantee the Notes on a full, unconditional, and joint and several basis. Management believes that the aggregate assets, liabilities, earnings, and equity of the subsidiary guarantors are currently, both on an individual and a combined basis, inconsequential to Brylane on a consolidated basis.

(3) ACQUISITION:

          In October, 1995, KingSize Catalog Sales, L.P., an Indiana limited partnership ("KingSize Partnership") and an indirect wholly-owned entity of Brylane, L.P., a Delaware limited partnership ("Brylane"), completed the acquisition of the assets of the KingSize division (the "KingSize Acquisition") of WearGuard Corporation, a wholly-owned subsidiary of Aramark Corporation ("WearGuard"). The KingSize Acquisition closed on October 16, 1995. For accounting purposes, the transaction was

                                 BRYLANE, L.P.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

     In connection with the KingSize Acquisition, Brylane paid to WearGuard $52.5 million in cash and issued to WearGuard 350,000 newly issued limited partnership units (currently 2.7%) in Brylane (the "Purchase Price"). Brylane financed the cash portion of the Purchase Price out of available funds as well as additional borrowings under its Credit Agreement. In connection with the KingSize Acquisition, Brylane further amended its Credit Agreement to provide an additional $35.0 million in available borrowing capacity.

     Effective July 6, 1996, for business reasons, KingSize Catalog Sales, L.P., and KingSize Catalog Sales, Inc. were merged into Brylane. All of the assets and liabilities of these entities were transferred to Brylane which continues to run the KingSize Big & Tall catalog business.

(4)  RECLASSIFICATIONS:

     Certain items have been reclassified in the accompanying consolidated financial statements for prior periods in order to conform with the financial statement presentation adopted for the fiscal year ending February 3, 1996. Such reclassifications had no effect on previously reported net income.

(5)  UNAUDITED INTERIM FINANCIAL STATEMENTS:

     The financial statements as of and for the thirteen weeks ended July 29, 1995 and August 3, 1996 and the twenty-six weeks ended July 29, 1995 and August 3, 1996 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements should be read in conjunction with the financial statement disclosures contained in Brylane's Form 10-K for the fiscal year ended February 3, 1996. In the opinion of management, the accompanying financial statements reflect all adjustments necessary (which are of a normal recurring nature, unless separately disclosed) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations and cash flows for a full fiscal year.

                                 BRYLANE, L.P.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------------------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

     The following discussion should be read in conjunction with the financial statements and related notes thereto which appear elsewhere in this Form 10-Q and in conjunction with the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 3, 1996 (File No. 33-69532).

     As a result of the Brylane Acquisition and the KingSize Acquisition and the application of purchase accounting related thereto, the results of operations for the twenty-six weeks ended August 3, 1996 reflect amortization of intangible assets related to the Brylane Acquisition of $2.1 million and related to the KingSize Acquisition of $700,000. Transition costs to move inventory acquired as a result of the KingSize Acquisition from its pre-acquisition location in Norwell, Massachusetts to the Company's Indianapolis, Indiana fulfillment center also negatively impacted the Company's gross margin in the first quarter by $170,000. There will be no further impact on the Company's gross margin due to these transition costs. However, the Company's results will reflect the amortization of intangible assets related to the Brylane Acquisition of approximately $4.2 million per year, additional depreciation associated with the write-up of certain fixed assets in connection with the Brylane Acquisition of $368,000 per year, and the amortization of intangible assets related to the KingSize Acquisition of approximately $1.4 million per year.

RESULTS OF OPERATIONS

     The following tables set forth certain operating data of Brylane for the periods indicated.

                                                               Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                                                               --------------------                 ----------------------
                                                          July 29, 1995    August 3, 1996       July 29, 1995    August 3, 1996
                                                          -------------    --------------       -------------    --------------
                                                                  (in thousands)                         (in thousands)
    Net sales.............................................  $150,784         $157,945             $293,979         $308,625
    Gross profit..........................................    75,313           80,709              146,880          158,727

    Operating expenses:
      Catalog and advertising.............................    39,651           41,470               82,624           88,988
      Fulfillment.........................................     8,709           10,106               17,491           18,380
      Support services....................................     9,062           11,157               17,688           21,701
      Amortization of acquisition
        intangibles and organization costs (a)............     1,061            1,409                2,121            2,818
                                                            --------         --------             --------         --------
    Operating income......................................    16,830           16,567               26,956           26,840

      Add back: Amortization of acquisition
        intangibles and organization costs(a).............     1,061            1,409                2,121            2,818
      Add back: Step-up depreciation(b)...................        92               92                  184              184
                                                            --------         --------             --------         --------
    Operating income before acquisition
     related adjustments..................................  $ 17,983         $ 18,068             $ 29,261         $ 29,842
                                                            ========         ========             ========         ========

     The following table sets forth certain operating data of Brylane expressed as a percentage of net sales for the periods indicated.

                                                               Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                                                               --------------------                 ----------------------
                                                          July 29, 1995    August 3, 1996       July 29, 1995    August 3, 1996
                                                          -------------    --------------       -------------    --------------
    Net sales.............................................    100.0%            100.0%              100.0%           100.0%
    Gross profit..........................................     49.9              51.1                50.0             51.4
    Operating expenses:
      Catalog and advertising.............................     26.3              26.3                28.1             28.8
      Fulfillment.........................................      5.8               6.4                 6.0              6.0
      Support services....................................      6.0               7.1                 6.0              7.0
      Amortization of acquisition
       intangibles and organization costs (a).............      0.7               0.9                 0.7              0.9
                                                              -----             -----               -----            -----
    Operating income......................................     11.1              10.4                 9.2              8.7
      Add back: Amortization of acquisition
        intangibles and organization costs(a).............      0.7               0.9                 0.7              0.9
      Add back: Step-up depreciation(b)...................      0.1               0.1                 0.1              0.1
                                                              -----             -----               -----            -----
    Operating income before acquisition
     related adjustments..................................     11.9%             11.4%               10.0%             9.7%
                                                              =====             =====               =====            =====

- -------------------
(a) Represents amortization of goodwill and other intangible assets related to the Brylane Acquisition of $125,450 over a 30-year composite life and amortization of organizational costs of $300 over five years, and, subsequent to October 1, 1995, includes amortization related to the KingSize Acquisition of goodwill of $50,762 over a 40-year life, customer file of $520 over an eight year life, and a noncompetition agreement of $300 over a five year life.
(b) Property and equipment were written up by $2,943 at the time of the Brylane Acquisition. This step-up is being depreciated over eight years using the straight-line method.

THIRTEEN WEEKS ENDED AUGUST 3, 1996 COMPARED TO THIRTEEN WEEKS ENDED JULY 29,
1995

     NET SALES. Net sales for the thirteen weeks ended August 3, 1996 increased 4.7% to $157.9 million from $150.8 million in the comparable period of fiscal 1995. The increase in net sales came from the recently acquired KingSize Big & Tall catalogs. Excluding sales from the KingSize Big & Tall catalogs, net sales declined by 1.1% from $150.8 million in fiscal 1995 to $149.1 million in fiscal 1996 primarily due to a 2.3% reduction in circulation partially offset by a small increase in book productivity.

     GROSS PROFIT. Gross profit for the thirteen weeks ended August 3, 1996 improved to $80.7 million (51.1% of net sales) from $75.3 million (49.9% of net sales) for the same period of fiscal 1995. The increase in gross profit as a percent of net sales is primarily due to higher initial mark-ups.

     CATALOG AND ADVERTISING EXPENSE. Catalog and advertising expense is comprised of the costs to produce and distribute catalogs, primarily paper, printing and catalog mailing costs, and the cost of acquiring new prospect names. For the thirteen weeks ended August 3, 1996, catalog and advertising expense increased to $41.5 million (26.3% of net sales) from $39.7 million (26.3% of net sales) for the same period of fiscal 1995. The increase in catalog and advertising expense in the thirteen weeks ended August 3, 1996 is due to the added circulation for the KingSize Big & Tall business. Excluding the KingSize Big & Tall business, catalog and advertising expense decreased to $39.0 million (26.2% of net sales) from $39.7 million (26.3% of net sales) for the same period of fiscal 1995 due primarily to lower circulation.

     FULFILLMENT EXPENSE. Fulfillment expense includes distribution center, telemarketing, credit services and customer service expenses, partially offset by net merchandise postage revenue. Fulfillment expense in the thirteen weeks ended August 3, 1996 increased to $10.1 million (6.4% of net sales) from $8.7 million (5.8% of net sales) for the same period in fiscal 1995. As a percent of net sales, fulfillment expense was higher due to a decrease in net merchandise postage revenue that resulted from increased promotional offerings in the form of free shipping and handling and free express shipping, and to a lesser extent, from increased other operating costs related to the distribution center and the San Antonio, Texas telemarketing center.

     SUPPORT SERVICES EXPENSE. Support services expense includes staffing and other administrative overhead costs associated with merchandising, advertising, quality assurance, management information systems, finance, human resources, the New York and Boston offices and the license fees associated with the Company's agreements with Sears Shop At Home. Support services expense for the thirteen weeks ended August 3, 1996 increased to $11.2 million (7.1% of net sales) from $9.1 million (6.0% of net sales) for the same period in fiscal 1995. The increase in support services expense as a percent of net sales is primarily due to the increase in license fees paid to Sears, and to a lesser extent, increased expenses in certain support areas, partially offset by an increase in licensing revenue received from third parties.

     AMORTIZATION EXPENSE. Acquisition related intangibles and organization cost amortization expense in the thirteen weeks ended August 3, 1996 included $1.1 million related to the Brylane Acquisition and $0.3 million related to the KingSize Acquisition. Acquisition related intangibles and organization cost amortization expense in the thirteen weeks ended July 29, 1995 included $1.1 million related to the Brylane Acquisition. The intangible assets related to the amortization for the Brylane Acquisition include goodwill, organization costs, and other intangible assets and for the KingSize Acquisition include goodwill, a noncompetition agreement, customer file and other intangible assets.

     OPERATING INCOME. Operating income before acquisition related amortization in the thirteen weeks ended August 3, 1996 increased 0.5% to $18.1 million (11.4% of net sales) from $18.0 million (11.9% of net sales) for the same period of fiscal 1995, primarily as a result of the increase in gross profit as described above, partially offset by the increase in catalog and advertising expenses, fulfillment expenses, and support service expenses, also described above.

     INTEREST EXPENSE. Interest expense, net, in the thirteen weeks ended August 3, 1996 increased to $5.2 million from $4.7 million for the same period of fiscal 1995 due to the increased borrowings of $35.0 million incurred in connection with the KingSize Acquisition partially offset by slightly lower interest rates on the Term Loan (as defined below).

TWENTY-SIX WEEKS ENDED AUGUST 3, 1996 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 29, 1995

     NET SALES. Net sales for the twenty-six weeks ended August 3, 1996 increased 5.0% to $308.6 million from $294.0 million in the comparable period of fiscal 1995. The increase in net sales came from the recently acquired KingSize Big & Tall catalogs. Excluding sales from KingSize Big & Tall catalogs, net sales declined by 1.1% from $294.0 million in fiscal 1995 to $290.7 million in fiscal 1996 due to a slightly lower book productivity.

     GROSS PROFIT. Gross profit for the twenty-six weeks ended August 3, 1996 improved to $158.7 million (51.4% of net sales) from $146.9 million (50.0% of net sales) for the same period of fiscal 1995. The increase in gross profit as a percent of net sales is primarily due to higher initial mark-ups.

     CATALOG AND ADVERTISING EXPENSE. Catalog and advertising expense for the twenty-six weeks ended August 3, 1996 increased to $89.0 million (28.8% of net sales) from $82.6 million (28.1% of net sales) for the same period of fiscal 1995. The increase in catalog and advertising expense in the twenty-six weeks ended August 3, 1996 is primarily due to increased circulation and higher paper costs. For the twenty-six weeks ended August 3, 1996, the cost of paper consumed was higher than the cost of paper consumed for the same period of fiscal 1995. The Company believes that if paper prices remain at the levels currently being experienced then paper prices in the second half of fiscal 1996 would be below the paper prices for the comparable period of fiscal 1995.

     FULFILLMENT EXPENSE. Fulfillment expense in the twenty-six weeks ended August 3, 1996 increased to $18.4 million (6.0% of net sales) from $17.5 million (6.0% of net sales) for the same period in fiscal 1995 primarily due to increased operating costs related to the distribution center offset by an increase in merchandise net postage revenue received from customers.

     SUPPORT SERVICES EXPENSE. Support services expense for the twenty-six weeks ended August 3, 1996 increased to $21.7 million (7.0% of net sales) from $17.7 million (6.0% of net sales) for the same period in fiscal 1995. The increase in support services expense is primarily due to the increase in license fees paid to Sears, and to a lesser extent, increased expenses in certain support areas, partially offset by an increase in licensing revenue received from third parties.

     AMORTIZATION EXPENSE. Acquisition related intangibles and organization cost amortization expense in the twenty-six weeks ended August 3, 1996 included $2.1 million related to the Brylane Acquisition and $0.7 million related to the KingSize Acquisition. Acquisition related intangibles and organization cost amortization expense in the twenty-six weeks ended July 29, 1995 included $2.1 million related to the Brylane Acquisition.

     OPERATING INCOME. Operating income before acquisition related amortization in the twenty-six weeks ended August 3, 1996 increased to $29.8 million (9.7% of net sales) from $29.3 million (10.0% of net sales) for the same period of fiscal 1995, primarily as a result of the increase in gross profit partially offset by the increase in catalog and advertising expense, fulfillment expenses, and support services expense as discussed above.

     INTEREST EXPENSE. Interest expense, net, in the twenty-six weeks ended August 3, 1996 increased to $10.8 million from $9.8 million for the same period of fiscal 1995 due to the increased borrowings of $35.0 million incurred in connection with the KingSize Acquisition partially offset by slightly lower interest rates on the Term Loan (as defined below).

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

     Cash flow provided by operating activities decreased to $25.2 million for the twenty-six weeks ended August 3, 1996, from $26.8 million for the twenty-six weeks ended July 29, 1995. This decrease was primarily due to increased merchandise inventory owned by the Company at August 3, 1996, partially offset by a reduction in paper inventory and prepaid catalog costs. The Company's cash balance was $19.9 million at August 3, 1996, compared to $7.5 million at February 3, 1996. The increase in the cash balance from February 3, 1996 to August 3, 1996 was achieved while using $10.8 million for financing activities, which included $6.7 million in debt payments and $4.1 million in tax distributions to partners, as well as $2.1 million in capital expenditures as discussed below. Although the Company's available cash exceeds its current operating requirements, the Company's ability to prepay debt has been limited by the terms of the Partnership Agreement entered into at the time of the Brylane Acquisition.

     Capital expenditures were $2.1 million in the twenty-six weeks ended August 3, 1996 compared to $4.8 million in the same period in fiscal 1995. The Company's capital expenditures for fiscal 1996 are estimated to be $3.7 million. A significant portion of this amount will be expended toward a $2.9 million project which began in April 1996 to replace the original tilt tray sorter located at the Company's Indianapolis, Indiana fulfillment center. This project is scheduled for completion in the third quarter of 1996, and had expenditures of $1.5 million during the first half of fiscal 1996. Of the remaining capital expenditures in the first half of 1996, $300,000 was for the addition of conveyors and $300,000 was on miscellaneous improvements. Brylane plans to fund its capital expenditures for fiscal 1996 through funds generated from operations.

     In connection with the Brylane Acquisition, the Company entered into that certain credit agreement dated August 30, 1993 among Brylane and its Subsidiaries, Morgan Guaranty Trust Company of New York, as agent, and the other lenders parties thereto (as amended, the "Credit Agreement"), which then consisted of (i) a $110 million six-year amortizing term loan (the "Term Loan") and (ii) a $40 million five-year revolving credit facility (the "Revolving Credit Facility") (with a $20 million sublimit for letters of credit). The Term Loan was used to fund a portion of the required distribution to The Limited upon the closing of the Brylane Acquisition, and requires scheduled quarterly prepayments over its term. In addition to scheduled principal prepayments on the Term Loan, Brylane is obligated to make certain mandatory prepayments of the Term Loan and the Revolving Credit Facility under certain circumstances. The Revolving Credit Facility may be used for letters of credit and, if necessary, general corporate purposes, including working capital needs. In order to fund a portion of the purchase price for the KingSize Acquisition, Brylane amended its Credit Agreement to provide for an additional $35.0 million term loan. Additionally, the letter of credit sublimit of $20.0 million was increased to $30.0 million. The new term loan bears interest at the same rate as the existing Term Loan and begins amortizing in October 1999. A scheduled principal payment of the Term Loan in the amount of $3.4 million was made in the second quarter of fiscal 1996. Additional scheduled principal payments will equal $7.0 million during the remainder of 1996. As of August 3, 1996, Brylane had no borrowings under the Revolving Credit Facility and, after giving effect to the issuance of letters of credit for $20.8 million which the Company intends to pay through funds generated from operations, had additional capacity under the Revolving Credit Facility of approximately $19.2 million.

     Also in connection with the Brylane Acquisition, the Partnership issued $125.0 million aggregate principal amount of its senior subordinated notes (the "Senior Subordinated Notes"). The Senior Subordinated Notes bear interest at 10% per annum, payable semi-annually, and mature in 2003. The Credit Agreement, as amended, and the Indenture dated as of August 30, 1993 among Brylane and Brylane Capital Corp., as Issuers, the Subsidiaries of Brylane, as Guarantors, and United States Trust Company of New York, as Trustee (as supplemented, the "Indenture") pursuant to which the Senior Subordinated Notes were issued contain covenants (the "Covenants") that, among other things, restrict the Company's ability to incur debt, make distributions, incur liens, make capital expenditures and make investments or acquisitions. During fiscal 1996, Brylane has made tax distributions to its partners totaling $4.1 million. The Company expects that it will make total tax distributions to its partners during fiscal 1996 that will approximate the tax payments the Company would be required to make if it were a tax paying corporation, rather than a partnership. Brylane's estimated tax distributions and capital expenditures for fiscal 1996 are in compliance with the Covenants.

     While no assurances can be given in this regard, based on current and projected operating results, Brylane believes that cash flow from operations will provide adequate funds for ongoing operations, debt service on its indebtedness (including scheduled prepayments under the Credit Agreement), tax distributions to its partners and planned capital expenditures through the remaining term of the Credit Agreement. In addition, the Company will have availability under the Revolving Credit Facility.

                         PART II  -  OTHER INFORMATION
                         -----------------------------


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

     (a)  Exhibits.

          27.1 Financial Data Schedule


     (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed during the quarter ended August 3, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



Dated:  September 3, 1996              BRYLANE, L.P.
                                       BRYLANE CAPITAL CORP.



                                       By:  \s\ Robert A. Pulciani
                                            -----------------------------------
                                            Robert A. Pulciani
                                       Authorized Representative of Brylane,
                                       L.P. and Executive Vice President, Chief
                                       Financial Officer and Secretary and
                                       Treasurer of Brylane, L.P. and Brylane
                                       Capital Corp.

                                       (On behalf of the Registrants and as the principal financial and accounting officer of each of the Registrants)