Form 10-Q
period 1996-11-02
BRYLANE L P; BRYLANE CAPITAL CORP
filed 1996-12-16
CIK 912274, 912276

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 1996

                                      OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ___     ___

The number of shares of the registrant's common stock outstanding:
Not Applicable.


                             Page 1 of  15  pages

===============================================================================

                                 BRYLANE, L.P.
                             BRYLANE CAPITAL CORP.
                                   FORM 10-Q
                        For the Quarterly Period Ended
                               November 2, 1996

                                     INDEX                                 Page
                                                                           ----
PART I.  FINANCIAL INFORMATION:

   Item 1. Financial Statements
     a) Consolidated Balance Sheets
         February 3, 1996 and November 2, 1996 (unaudited)                   3

     b) Consolidated Statements of Operations (unaudited)
         Thirteen weeks ended October 28, 1995 and November 2, 1996 and
         thirty-nine weeks ended October 28, 1995 and November 2, 1996       4

     c) Consolidated Statements of Cash Flows (unaudited)
         Thirty-nine weeks ended October 28, 1995 and November 2, 1996       5

     d) Notes to Unaudited Financial Statements                              6

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         8

PART II. OTHER INFORMATION:

   Item 6. Exhibits and Reports on Form 8-K                                  14

Signature                                                                    15

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1. - FINANCIAL STATEMENTS
------------------------------
                                 BRYLANE, L.P.
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                              February 3,  November 2,
                                                                                 1996          1996
                                                                              ----------   ----------
                                                                                          (Unaudited)
                           ASSETS
                           ------
Current assets:
    Cash and cash equivalents............................................       $ 7,469        $10,659
    Accounts receivable..................................................         2,387          8,122
    Inventories..........................................................        76,627         93,286
    Paper inventory......................................................        16,102         10,729
    Other................................................................         4,559          5,370
                                                                               --------       --------

            Total current assets                                                107,144        128,166

Property and equipment, net..............................................        28,223         28,303

Catalog costs............................................................        18,131         22,328

Organization and deferred financing costs................................         8,228          7,082

Intangibles and other assets.............................................       166,177        162,463
                                                                               --------       --------

            Total assets                                                       $327,903       $348,342
                                                                               ========       ========


                  LIABILITIES AND EQUITY
                  ----------------------
Current liabilities:
    Accounts payable.....................................................       $ 47,131        $ 62,467
    Accrued interest.....................................................          6,366           2,478
    Accrued expenses.....................................................         12,231          11,871
    Reserve for returns..................................................          4,192           5,071
    Current portion of long-term debt....................................         13,720          14,395
                                                                                --------        --------

            Total current liabilities                                             83,640          96,282

Long-term debt...........................................................        213,020         202,297
Other long-term liabilities..............................................          4,056           5,556
                                                                                --------        --------

            Total liabilities                                                    300,716         304,135

Partnership equity:
     General partner, 2,562,500 units....................................         25,625          25,625
     Limited partners, 10,340,000 units at February 3, 1996 and
       10,342,500 units at November 2, 1996..............................        105,204         105,257
     Reduction for predecessor cost - carryover basis....................       (152,067)       (152,067)
     Loans to management investors.......................................         (2,515)         (2,490)
     Retained earnings...................................................         50,940          67,882
                                                                                --------        --------
                Total partnership equity                                          27,187          44,207
                                                                                --------        --------

            Total liabilities and equity                                        $327,903        $348,342
                                                                                ========        ========

           See Accompanying Notes to Unaudited Financial Statements.

                                 BRYLANE, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                    Thirteen Weeks Ended                 Thirty-nine Weeks Ended
                                                 ----------------------------         ----------------------------
                                                 October 28,      November 2,         October 28,      November 2,
                                                    1995             1996                1995             1996
                                                 -----------      -----------         -----------      -----------
Net sales......................................    $141,226         $158,384             $435,205        $467,009
  Cost of goods sold...........................      69,793           75,810              216,892         225,708
  Non-recurring inventory charge...............         142                -                  142               -
                                                   --------         --------             --------        --------
Gross margin...................................      71,291           82,574              218,171         241,301

Operating expenses:
  Catalog and advertising......................      45,255           46,402              127,879         135,390
  Fulfillment..................................       8,633           10,677               26,124          29,057
  Support services.............................       9,583           11,294               27,271          32,995
  Intangibles and organization cost
   amortization................................       1,177            1,411                3,298           4,229
                                                   --------         --------             --------        --------
Total operating expenses.......................      64,648           69,784              184,572         201,671
                                                   --------         --------             --------        --------
Operating income...............................       6,643           12,790               33,599          39,630

Interest expense, net..........................       5,120            5,409               14,882          16,200
                                                   --------         --------             --------        --------
Income before income taxes.....................       1,523            7,381               18,717          23,430

Provision for income taxes.....................          41               68                  122             125
                                                   --------         --------             --------        --------
Net income.....................................    $  1,482         $  7,313             $ 18,595        $ 23,305
                                                   ========         ========             ========        ========

           See Accompanying Notes to Unaudited Financial Statements.

                                 BRYLANE, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    Thirty-nine Weeks Ended
                                                                                    -----------------------

                                                                               October 28,         November 2,
                                                                                  1995                1996
                                                                               -----------         -----------
Operating activities:
 Net income...................................................................  $ 18,595            $ 23,305
 Impact of other operating activities on cash flows:
  Depreciation................................................................     2,593               3,046
  Non-recurring inventory charge..............................................       142                   -
  Imputed interest............................................................       185                   -
  Amortization:
   Intangibles and organization costs.........................................     3,298               4,229
   Deferred financing costs (included in interest expense)....................     1,101               1,102
   Discount on notes (included in interest expense)...........................        72                  73
  Loss on disposal of assets..................................................        14                   5
  Changes in assets and liabilities:
   Inventories................................................................     2,151             (16,660)
   Catalog costs and paper inventory..........................................    (9,749)              1,176
   Accounts payable and accrued expenses......................................    10,397              16,605
   Accrued interest...........................................................    (3,168)             (3,889)
   Other assets and liabilities...............................................      (426)             (4,636)
                                                                                --------            --------

Net cash provided by operating activities.....................................    25,205              24,356
                                                                                --------            --------

Investing activities:
 Capital expenditures.........................................................    (6,193)             (3,159)
 Cash payments in connection with acquisition, net of cash acquired...........   (51,975)                  -
                                                                                --------            --------

Net cash used in investing activities.........................................   (58,168)             (3,159)
                                                                                --------            --------
Financing activities:
 Payments on bank credit facility.............................................   (19,151)            (10,121)
 Proceeds from bank credit facility...........................................    35,000                   -
 Tax distributions to partners................................................    (6,343)             (7,963)
 Deferred offering costs......................................................      (155)                  -
 Proceeds from the sale, net of repurchase, of partnership interests,
  net of management notes.....................................................       112                  77
 Acquisition related fees and expenses paid at closing........................      (837)                  -
                                                                                --------            --------

Net cash provided by (used in) financing activities...........................     8,626             (18,007)
                                                                                --------            --------

Cash and cash equivalents, at beginning of period.............................    28,495               7,469
                                                                                --------            --------

Cash and cash equivalents, at end of period...................................  $  4,158            $ 10,659
                                                                                ========            ========

Supplemental disclosure of cash flow information:

 Interest paid................................................................  $ 17,741            $ 19,285
                                                                                ========            ========

Supplemental disclosure of noncash financing activity:

 Purchase price for King Size acquisition, net of acquisition costs...........  $ 57,750
 Cash portion of purchase price...............................................    52,500
                                                                                --------
 Partnership units issued for purchase........................................  $  5,250
                                                                                ========

 Income taxes paid during each of the periods presented were not material.

           See Accompanying Notes to Unaudited Financial Statements.

                                 BRYLANE, L.P.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  NATURE OF OPERATIONS:

     Brylane is a leading catalog retailer of special size and regular size women's apparel, and special size men's apparel. The women's catalogs market apparel in the budget to low-moderate price range, and the men's catalogs market apparel in the moderate price range. Brylane services the special size customer through its Lane Bryant, Roaman's and KingSize (men's) catalogs, and the regular size women's customer through its Lerner and Sue Brett catalogs. Brylane also markets apparel to these same customer segments through four catalogs under licensing arrangements with Sears Shop at Home Services, Inc. ("Sears").

     Brylane's merchandising strategy is to provide value-priced, private label apparel with a consistent quality and fit, to concentrate on apparel with limited fashion risk, and to offer a broader selection of sizes and styles in special size apparel than can be found at most retail stores and in other competing catalogs. Each of Brylane's catalogs offers its customers contemporary, traditional and basic apparel.


(2)  ORGANIZATION AND BASIS OF FINANCIAL STATEMENT PRESENTATION:

     In August 1993, certain affiliates of Freeman Spogli & Co. ("FS&Co.") and of The Limited, Inc. ("The Limited") formed Brylane, L.P. ("Brylane" or the "Company"), a Delaware limited partnership, and acquired the Lane Bryant, Roaman's and Lerner catalog businesses (the "Brylane Acquisition") formerly conducted by certain direct and indirect subsidiaries of The Limited (the "Predecessor"). The aggregate purchase price was $335 million. The Brylane Acquisition closed on August 30, 1993. For accounting purposes, the transaction was accounted for on the effective date of August 1, 1993.

     In connection with the Brylane Acquisition, certain affiliates of FS&Co. and certain management investors contributed $75 million to the capital of Brylane for a 60% aggregate interest. Certain affiliates of The Limited contributed substantially all assets and liabilities of the catalog business to Brylane and received cash of $285 million and a 40% aggregate interest in Brylane with an assigned value at $50 million. The Limited also received a warrant (the "Limited Warrant") entitling it to purchase up to 1,250,000 newly issued partnership units in Brylane, at a price of $10 per unit. At July 27, 1996, the Limited Warrant expired as certain conditions were not met.

     The consolidated financial statements include the accounts of Brylane and its wholly-owned subsidiaries and partnerships, including Brylane Capital Corp., B.L. Management Services, Inc., B.L. Catalog Distribution, Inc., B.L. Management Services Partnership, B.L. Catalog Distribution Partnership, B.N.Y. Service Corp., and K.S. Management Services, Inc. These entities are collectively referred to as Brylane or the Partnership. Accounts between the consolidated entities have been eliminated. Each of the wholly-owned subsidiaries and partnerships has guaranteed Brylane's 10% Senior Subordinated Notes due 2003 (the "Notes"). Separate financial statements of these subsidiary guarantors have not been included as the subsidiaries guarantee the Notes on a full, unconditional, and joint and several basis. Management believes that the aggregate assets, liabilities, earnings, and equity of the subsidiary guarantors are currently, both on an individual and a combined basis, inconsequential to Brylane on a consolidated basis.

     Effective July 6, 1996, for business reasons, KingSize Catalog Sales, L.P., and KingSize Catalog Sales, Inc. were merged into Brylane. All of the assets and liabilities of these entities were transferred to Brylane which continues to run the KingSize Big & Tall catalog business.

(3)  KINGSIZE ACQUISITION:

     In October 1995, KingSize Catalog Sales, L.P., an Indiana limited partnership ("KingSize Partnership") and an indirect wholly-owned entity of Brylane, completed the acquisition of the assets of the KingSize catalog division of WearGuard Corporation ("WearGuard"), a wholly-owned subsidiary of ARAMARK Corporation (the "KingSize Acquisition"). The KingSize Acquisition closed on October 16,

                                 BRYLANE, L.P.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

1995. For accounting purposes, the transaction was accounted for on the effective date of October 1, 1995. The business acquired is a catalog business devoted to big and tall men's apparel, footwear and related accessories. The KingSize Acquisition included the sale by WearGuard to the KingSize Partnership of inventory, contracts, customer lists, goodwill, accounts receivable and certain equipment relating to the operation of the business, and the assumption of certain liabilities relating to the business by the KingSize Partnership. In addition, the parties entered into a Noncompetition Agreement dated October 16, 1995.

     In connection with the KingSize Acquisition, Brylane paid to WearGuard $52.5 million in cash and issued to WearGuard 350,000 newly issued limited partnership units in Brylane (the "Purchase Price"). Brylane financed the cash portion of the Purchase Price out of available funds as well as additional borrowings under its bank credit facility (as amended, the "Bank Credit Facility"). In connection with the KingSize Acquisition, Brylane further amended its Bank Credit Facility to provide for an additional $35.0 million in available borrowing capacity. In accordance with Accounting Principles Board Opinion No. 16, interest was imputed for the period from October 1 through October 15, 1995 in the amount of $185,000.


(4)  RECLASSIFICATIONS:

     Certain items have been reclassified in the accompanying consolidated financial statements for prior periods in order to conform with the current year financial statement presentation. Such reclassifications had no effect on previously reported net income.


(5)  UNAUDITED INTERIM FINANCIAL STATEMENTS:

     The financial statements for the thirteen weeks ended October 28, 1995 and the thirty-nine weeks ended October 28, 1995, and as of and for the thirteen weeks ended November 2, 1996 and the thirty-nine weeks ended November 2, 1996 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements should be read in conjunction with the financial statement disclosures contained in Brylane's Form 10-K for the fiscal year ended February 3, 1996. In the opinion of management, the accompanying financial statements reflect all adjustments necessary (which are of a normal recurring nature, unless separately disclosed) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations and cash flows for a full fiscal year.

(6)  SUBSEQUENT EVENTS:

     On December 9, 1996, Brylane, L.P. acquired the Chadwick's of Boston catalog division ("Chadwick's") from The TJX Companies, Inc. (the "Chadwick's Acquisition"). Chadwick's is the nation's largest catalog retailer of off-priced women's apparel. Brylane purchased the assets of Chadwick's, excluding certain accounts receivable, for approximately $223 million in cash and a $20 million convertible subordinated note. Financing for the transaction was provided through borrowings under a new credit agreement and $50 million of equity financing.

                                 BRYLANE, L.P.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

    The following discussion should be read in conjunction with the financial statements and related notes thereto which appear elsewhere in this Form 10-Q and in conjunction with the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 3, 1996 (File No. 33-69532).


  As a result of the Brylane Acquisition and the KingSize Acquisition and the application of purchase accounting related thereto, the results of operations for the thirty-nine weeks ended November 2, 1996 reflect amortization of intangible assets related to the Brylane Acquisition of $3.2 million and related to the KingSize Acquisition of $1.0 million. Transition costs to move inventory acquired as a result of the KingSize Acquisition from its pre-acquisition location in Norwell, Massachusetts to the Company's Indianapolis, Indiana fulfillment center also negatively impacted the Company's gross margin in the first quarter by $170,000. There will be no further impact on the Company's gross margin due to these transition costs. However, the Company's results will reflect the amortization of intangible assets related to the Brylane Acquisition of approximately $4.2 million per year, additional depreciation associated with the write-up of certain fixed assets in connection with the Brylane Acquisition of $368,000 per year, and the amortization of intangible assets related to the KingSize Acquisition of approximately $1.4 million per year.

  As a result of the Chadwick's Acquisition, and the application of purchase accounting related thereto, the Company's results in the future may reflect additional depreciation expense associated with the write-up of fixed assets and will reflect additional amortization expense associated with the amortization of the intangible assets. The amount of such amortization and depreciation expense cannot be determined at this time. Interest expense will also increase as a result of the increase in long-term debt that occurred in connection with the acquisition.

RESULTS OF OPERATIONS

  The following tables set forth certain operating data of Brylane for the periods indicated.


                                               Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                           ----------------------------       ---------------------------------
                                           Oct. 28, 1995   Nov. 2, 1996       Oct. 28, 1995        Nov. 2, 1996
                                           -------------   ------------       -------------        ------------
                                                  (in thousands)                          (in thousands)
Net sales...............................        $141,226       $158,384        $435,205                $467,009
Gross profit  before non-recurring
   inventory charge.....................          71,433         82,574         218,313                 241,301
Non-recurring inventory charge (a)......             142              -             142                       -
                                                --------       --------        --------                --------
Gross profit............................          71,291         82,574         218,171                 241,301
Operating expenses:
  Catalog and advertising...............          45,255         46,402         127,879                 135,390
  Fulfillment...........................           8,633         10,677          26,124                  29,057
  Support services......................           9,583         11,294          27,271                  32,995
  Amortization of acquisition
     intangibles and organization costs
      (b) . ............................           1,177          1,411           3,298                   4,229
                                                --------       --------        --------                --------
Operating Income........................           6,643         12,790          33,599                  39,630
  Add back:  Non-recurring inventory
   charge (a)...........................             142              -             142                       -
  Add back:  Amortization of acquisition
     intangibles and organization costs
      (b) ..............................           1,177          1,411           3,298                   4,229
  Add back:  Step-up depreciation (c)...              92             92             276                     276
                                                --------       --------        --------                --------
Operating income before acquisition
   related adjustments..................        $  8,054       $ 14,293        $ 37,315                $ 44,135
                                                ========       ========        ========                ========

    The following table sets forth certain operating data of Brylane expressed as a percentage of net sales for the periods indicated.


                                                     Thirteen Weeks Ended                  Thirty-nine Weeks Ended
                                           -------------------------------------   ----------------------------------------
                                               Oct. 28, 1995       Nov. 2, 1996         Oct. 28, 1995         Nov. 2, 1996
                                           ---------------------   -------------   ------------------------   -------------
Net sales...............................            100.0%                100.0%              100.0%          100.0%
Gross profit before non-recurring
   inventory charge.....................             50.5                  52.1                50.2            51.7
Non-recurring inventory charge (a)......              0.1                     -                 0.0               -
                                                    -----                 -----               -----           -----
Gross profit............................             50.4                  52.1                50.2            51.7
Operating expenses:
  Catalog and advertising...............             32.0                  29.3                29.4            29.0
  Fulfillment...........................              6.1                   6.7                 6.0             6.2
  Support services......................              6.8                   7.1                 6.3             7.1
  Amortization of acquisition
     intangibles and organization costs.
      (b) . ............................              0.8                   0.9                 0.8             0.9
                                                    -----                 -----               -----           -----
Operating income........................              4.7                   8.1                 7.7             8.5
  Add back:  Non-recurring inventory
   charge (a)...........................              0.1                     -                 0.0               -
  Add back:  Amortization of acquisition
     intangibles and organization costs
      (b) ..............................              0.8                   0.9                 0.8             0.9
  Add back:  Step-up depreciation (c)...              0.1                   0.0                 0.1             0.1
                                                    -----                 -----               -----           -----
Operating income before acquisition
   related adjustments..................              5.7%                  9.0%                8.6%            9.5%
                                                    =====                 =====               =====           =====

------------------------

(a) The non-recurring inventory charge during the thirteen weeks and thirty-nine weeks ended October 28, 1995 resulted from increasing the acquired KingSize inventory by $569 to reflect its fair value at October 1, 1995, the effective date of the KingSize Acquisition.

(b) Represents amortization of goodwill and other intangible assets related to the Brylane Acquisition of $125,450 over a 30-year composite life and amortization of organizational costs of $300 over five years, and, subsequent to October 1, 1995, includes amortization related to the KingSize Acquisition of goodwill of $50,762 over a 40-year life, customer file of $520 over an eight year life, and a noncompetition agreement of $300 over a five year life.

(c) Property and equipment were written up by $2,943 at the time of the Brylane Acquisition. This step-up is being depreciated over eight years using the straight-line method.

THIRTEEN WEEKS ENDED NOVEMBER 2, 1996 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 28, 1995

  NET SALES. Net sales for the thirteen weeks ended November 2, 1996 increased 12.1% to $158.4 million from $141.2 million in the comparable period of fiscal 1995. A portion of the increase in net sales came from the acquisition of the KingSize Big & Tall catalogs. Excluding sales from the KingSize Big & Tall catalogs, net sales increased 7.4% to $148.5 million in fiscal 1996 from $138.3 million in fiscal 1995.

  GROSS PROFIT. Gross profit, excluding the non-recurring inventory charge, for the thirteen weeks ended November 2, 1996 improved to $82.6 million (52.1% of net sales) from $71.4 million (50.5% of net sales) for the same period of fiscal 1995. The increase in gross profit as a percent of net sales is primarily due to higher initial mark-ups resulting from improved merchandise sourcing.

  CATALOG AND ADVERTISING EXPENSE. Catalog and advertising expense is comprised of the costs to produce and distribute catalogs, primarily paper, printing and catalog mailing costs, and the cost of acquiring new prospect names. For the thirteen weeks ended November 2, 1996, catalog and advertising expense increased to $46.4 million (29.3% of net sales) from $45.3 million (32.0% of net sales) for the same period of fiscal 1995. The decrease in catalog and advertising expense as a percent of net sales in the thirteen weeks ended November 2, 1996 is due to a decrease in the cost of paper.

  FULFILLMENT EXPENSE. Fulfillment expense includes distribution center, telemarketing, credit services and customer service expenses, partially offset by net merchandise postage revenue. Fulfillment expense in the thirteen weeks ended November 2, 1996 increased to $10.7 million (6.7% of net sales) from $8.6 million (6.1% of net sales) for the same period in fiscal 1995. As a percent of net sales, fulfillment expense was higher due to increased free shipping promotions used to stimulate sales.

  SUPPORT SERVICES EXPENSE.    Support services expense includes staffing and
other administrative overhead costs associated with merchandising, advertising, quality assurance, management information systems, finance, human resources, the New York and Hingham, Massachusetts offices and the license fees associated with the Company's agreements with Sears Shop At Home. Support services expense for the thirteen weeks ended November 2, 1996 increased to $11.3 million (7.1% of net sales) from $9.6 million (6.8% of net sales) for the same period in fiscal 1995. The increase in support services expense as a percent of net sales is due to an increase in staffing to support the growth of the business and to an increase in the license fees paid to Sears due to increased volume, partially offset by an increase in licensing revenue received from third parties.

  AMORTIZATION EXPENSE.   Acquisition related intangibles and organization cost
amortization expense in the thirteen weeks ended November 2, 1996 included $1.1 million related to the Brylane Acquisition and $0.3 million related to the KingSize Acquisition. Acquisition related intangibles and organization cost amortization expense in the thirteen weeks ended October 28, 1995 included $1.1 million related to the Brylane Acquisition and $0.1 million related to the KingSize Acquisition. The amortization related to the Brylane Acquisition is attributable to goodwill and other intangible assets over a 30-year composite life as well as organization costs over five years. The amortization related to the KingSize Acquisition is attributable to goodwill over a 40-year life, the customer file over an eight-year life and a noncompetition agreement over a five-year life since October 1, 1995, the effective date of the KingSize Acquisition.

  OPERATING INCOME. Operating income before acquisition related amortization in the thirteen weeks ended November 2, 1996 increased to $14.3 million (9.0% of net sales) from $8.1 million (5.7% of net sales) for the same period of fiscal 1995. As a percent of net sales, operating income increased as a result of the decrease in catalog and advertising expense and as a result of the increase in gross profit as discussed above, partially offset by the increase in fulfillment and support services expenses.

  INTEREST EXPENSE. Interest expense, net, in the thirteen weeks ended November 2, 1996 increased to $5.4 million (3.4% of net sales) from $5.1 million (3.6% of net sales) for the same period of fiscal 1995 due to the increased borrowings of $35.0 million incurred in connection with the KingSize Acquisition partially offset by slightly lower interest rates on the Term Loan.

THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 28, 1995

  NET SALES. Net sales for the thirty-nine weeks ended November 2, 1996 increased 7.3% to $467.0 million from $435.2 million in the comparable period of fiscal 1995. The increase in net sales is primarily due to the acquisition of the KingSize Big & Tall catalogs. Excluding sales from KingSize Big & Tall catalogs, net sales increased by 1.6% to $439.2 million in fiscal 1996 from $432.2 million in fiscal 1995.

  GROSS PROFIT. Gross profit, excluding the non-recurring inventory charge, for the thirty-nine weeks ended November 2, 1996 improved to $241.3 million (51.7% of net sales) from $218.3 million (50.2% of net sales) for the same period of fiscal 1995. The increase in gross profit as a percent of net sales is primarily due to higher initial mark-ups resulting from improved merchandise sourcing.

  CATALOG AND ADVERTISING EXPENSE. Catalog and advertising expense for the thirty-nine weeks ended November 2, 1996 increased to $135.4 million (29.0% of net sales) from $127.9 million (29.4% of net sales) for the same period of fiscal 1995. The decrease in catalog and advertising expense as a percent of net sales in the thirty-nine weeks ended November 2, 1996 is primarily due to decreased paper costs.

  FULFILLMENT EXPENSE.   Fulfillment expense in the thirty-nine weeks ended
November 2, 1996 increased to $29.1 million (6.2% of net sales) from $26.1 million (6.0% of net sales) for the same period in fiscal 1995. As a percent of net sales, fulfillment expense was higher due to increased shipping promotions used to stimulate sales.

  SUPPORT SERVICES EXPENSE. Support services expense for the thirty-nine weeks ended November 2, 1996 increased to $33.0 million (7.1% of net sales) from $27.3 million (6.3% of net sales) for the same period in fiscal 1995. The increase in support services expense as a percent of net sales is due to an increase in staffing to support the growth of the business and to an increase in the license percentage paid to Sears, (which represents a return to the percentage specified in the Sears Agreement), as well as increased sales volume, partially offset by an increase in licensing revenue received from third parties.

  AMORTIZATION EXPENSE. Acquisition related intangibles and organization cost amortization expense in the thirty-nine weeks ended November 2, 1996 included $3.2 million related to the Brylane Acquisition and $1.0 million related to the KingSize Acquisition. Acquisition related intangibles and organization cost amortization expense in the thirty-nine weeks ended October 28, 1995 included $3.2 million related to the Brylane Acquisition and $0.1 million related to the KingSize Acquisition.

  OPERATING INCOME. Operating income before acquisition related amortization in the thirty-nine weeks ended November 2, 1996 increased to $44.1 million (9.5% of net sales) from $37.3 million (8.6% of net sales) for the same period of fiscal 1995. As a percent of net sales, operating income increased as a result of the increase in gross profit, and to a lesser extent, as a result of the decrease in catalog and advertising expense as discussed above, partially offset by an increase in fulfillment and support services expenses.

  INTEREST EXPENSE. Interest expense, net, in the thirty-nine weeks ended November 2, 1996 increased to $16.2 million (3.5% of net sales) from $14.9 million (3.4% of net sales) for the same period of fiscal 1995 due to the increased borrowings of $35.0 million incurred in connection with the KingSize Acquisition partially offset by slightly lower interest rates on the Term Loan.


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

  Cash flow provided by operating activities decreased to $24.4 million for the thirty-nine weeks ended November 2, 1996, from $25.2 million for the thirty-nine weeks ended October 28, 1995. This decrease was primarily due to increased merchandise inventory owned by the Company at November 2, 1996, partially offset
by a reduction in paper inventory and an increase in accounts payable.   The
Company's cash balance was $10.7 million at November 2, 1996, compared to $7.5 million at February 3, 1996. The increase in the cash balance from February 3, 1996 to November 2, 1996 was achieved while using $18.0 million for financing activities, which included $10.1 million in debt payments and $8.0 million in tax distributions to partners, as well as $3.2 million in capital expenditures as discussed below.

  Capital expenditures for fiscal 1996 are currently estimated to be $6.3 million, including $2.6 million related to the recently acquired Chadwick's business. During the thirty-nine weeks ended November 2, 1996 the Company spent $3.2 million, which included $2.5 million for the replacement of Brylane's original tilt tray sorter, $400,000 for the addition of conveyors and $300,000 for miscellaneous improvements. During the remainder of fiscal 1996, the Company will spend an additional $400,000 on the tilt tray sorter (which became operational in November 1996) and $2.6 million on the Chadwick's business, $1.9 million of which will be spent on a new order entry system for Chadwick's West Bridgewater telemarketing and fulfillment center. The Company currently anticipates that its aggregate capital expenditures in fiscal 1997, including those related to the recently acquired Chadwick's catalog division, will be approximately $12 million. Of this amount, approximately $3.4 million will be spent on Chadwick's new order entry system. The remaining $8.6 million will be spent on routine maintenance and upgrades for both the Chadwick's and Brylane catalog businesses. Brylane plans to fund its capital expenditures for 1997 using cash generated from operations.

  In connection with the Chadwick's Acquisition, the Company entered into a Credit Agreement dated December 9, 1996 among Brylane and its Subsidiaries, Morgan Guaranty Trust Company of New York, as administrative agent, Merrill Lynch Capital Corporation, as documentation agent, and the other lenders parties thereto (the "New Credit Agreement"), which consisted of (i) a $213 million five-year term loan, (ii) a $70 million six-year and one quarter term loan, (the "New Term Loans"), and (iii) a $125 million five-year revolving credit facility (the "New Revolving Credit Facility") with a $75 million sublimit for letters of
credit.   The New Term Loans were used to fund a portion of the cash purchase price upon the closing of the Chadwick's Acquisition as well as to repay Brylane's existing indebtedness under its old Bank Credit Facility. The New Term Loans require scheduled quarterly principal prepayments over their terms. In addition, Brylane is obligated to make certain mandatory prepayments of the New Term Loans and the New Revolving Credit Facility under certain circumstances. The New Revolving Credit Facility may be used for letters of credit and, if necessary, general corporate purposes, including working capital needs. The New Term Loans bear interest at one of two rates to be selected by the Company (i) a margin over the higher of (A) Morgan Guaranty Trust Company of New York's prime rate of (B) the federal funds rate plus 0.5% of (ii) a margin over LIBOR (as defined) for specified interest periods. The margin for each rate varies based on the Company's operating cash flow to net debt ratio. The New Term Loans begin amortizing in April 1997, and scheduled principal payments will equal $26 million during fiscal 1997. As of December 11, 1996, Brylane had no borrowings under the New Revolving Credit Facility and after giving effect to the issuance of letters of credit for $48.2 million which the Company intends to pay through funds generated from operations, had additional capacity under the New Revolving Credit Facility of approximately $76.8 million.

  In addition to the New Credit Agreement, the Company entered into an accounts receivable purchase agreement for three years with Alliance Data Systems Corporation ("ADS"), under which ADS will purchase certain accounts receivable arising under the Chadwick's Deferred Billing Program. The maximum amount of all accounts purchased under this agreement shall not exceed, in the aggregate, the sum of $100 million at any time. Accounts will be purchased on a limited recourse basis at a discount from face value. Brylane will pay transaction costs including a fee of $0.03 per purchased account and carrying costs equal to LIBOR plus 0.8 percent or a defined prime rate plus 15 basis points.

  In connection with the Brylane Acquisition, the Partnership issued $125.0 million aggregate principal amount of its senior subordinated notes (the "Senior Subordinated Notes"). The Senior Subordinated Notes bear interest at 10% per annum, payable semi-annually, and mature in 2003. Both the old bank credit facility and the New Credit Agreement and the Indenture dated as of August 30, 1993 among Brylane and Brylane Capital Corp., as Issuers, the Subsidiaries of Brylane, as Guarantors, and United

States Trust Company of New York, as Trustee (as supplemented, the "Indenture") pursuant to which the Senior Subordinated Notes were issued contain covenants (the "Covenants") that, among other things, restrict the Company's ability to incur debt, make distributions, incur liens, make capital expenditures and make investments or acquisitions. During fiscal 1996, Brylane has made tax distributions to its partners totaling $8.0 million. The Company expects that it will make total tax distributions to its partners during fiscal 1996 that will approximate the tax payments the Company would be required to make if it were a tax paying corporation, rather than a partnership. Brylane's estimated tax distributions and capital expenditures for fiscal 1996 are in compliance with the Covenants.

  While no assurances can be given in this regard, based on current and projected operating results, Brylane believes that cash flow from operations will provide adequate funds for ongoing operations, debt service on its indebtedness (including scheduled prepayments under the New Credit Agreement), tax distributions to its partners and planned capital expenditures through the remaining term of the New Credit Agreement. In addition, the Company will have availability under the New Revolving Credit Facility.

RECENT DEVELOPMENTS

  On December 9, 1996, Brylane, L.P. completed the Chadwick's Acquisition. Brylane purchased the assets of Chadwick's, excluding certain accounts receivable, for approximately $223 million in cash and a $20 million convertible subordinated note. Financing for the transaction was provided through borrowings under the New Credit Agreement and $50 million of equity financing.

                         PART II  -  OTHER INFORMATION
                         -----------------------------


ITEM 6.  -   EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------------------

    (a)    Exhibits.

           27.1 Financial Data Schedule


    (b)    Reports on Form 8-K.

           There were no reports on Form 8-K filed during the quarter ended November 2, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated:  December 16, 1996             BRYLANE, L.P.
                                      BRYLANE CAPITAL CORP.

                                      By: /s/ Robert A. Pulciani
                                          -------------------------
                                          Robert A. Pulciani
                                      Authorized Representative of Brylane, L.P.
                                      and Executive Vice President, Chief
                                      Financial Officer and Secretary and
                                      Treasurer of Brylane, L.P. and Brylane
                                      Capital Corp.

                                      (On behalf of the Registrants and as the principal financial and accounting officer of each of the Registrants)