Form 10-K405
period 1997-02-01
BRYLANE L P; BRYLANE CAPITAL CORP
filed 1997-05-02
CIK 912274, 912276

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 ____________

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 1997
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                        Commission file number 33-69532

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

       Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X    NO
                                  -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     All of the general and limited partnership units in Brylane, L.P. are owned by affiliates of Brylane Inc., the indirect parent of Brylane, L.P. Brylane Inc. reports separately under the Securities Exchange Act of 1934. See "Item 13. Certain Relationships and Related Transactions--The Exchange Transaction". All of the common stock of Brylane Capital Corp. is held by Brylane, L.P.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.
================================================================================

                                 BRYLANE, L.P.

                             BRYLANE CAPITAL CORP.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                  For the fiscal year ended February 1, 1997

                                                                   Page
                                                                   ----
                                    PART I
Item 1.       Business..........................................      1
Item 2.       Properties........................................     14
Item 3.       Legal Proceedings.................................     14
Item 4.       Submission of Matters to a Vote of
                    Security Holders............................     14

                                    PART II

Item 5.       Market for Registrant's Common Equity
                    and Related Stockholder Matters.............     15
Item 6.       Selected Financial Data...........................     17
Item 7.       Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations..................................     18
Item 8.       Financial Statements and Supplementary Data.......     25
Item 9.       Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure......     25

                                   PART III

Item 10.      Directors and Executive Officers of the Registrant     26
Item 11.      Executive Compensation............................     29
Item 12.      Security Ownership of Certain Beneficial
                    Owners and Management.......................     39
Item 13.      Certain Relationships and Related Transactions....     40

                                   PART IV

Item 14.      Exhibits, Financial Statement
                    Schedules, and Reports on Form 8-K..........     46

                                    PART I

     As used in this Annual Report on Form 10-K ("Form 10-K"), unless the context indicates otherwise, the terms "Company", "Brylane" and the "Partnership" refer to Brylane, L.P., a Delaware limited partnership, its wholly-owned subsidiary, Brylane Capital Corp., a Delaware corporation ("Brylane Capital"), and their predecessor companies. The term "subsidiaries" refers to the following subsidiaries and partnerships of Brylane: B.L. Catalog Distribution, Inc., a Delaware corporation and a wholly-owned subsidiary of Brylane ("B.L. Distribution"), B.L. Catalog Distribution Partnership, an Indiana general partnership ("B.L. Distribution Partnership"), B.L. Management Services, Inc., a Delaware corporation and a wholly-owned subsidiary of Brylane ("B.L. Management"), B.L. Management Services Partnership, a New York general partnership ("B.L. Management Partnership"), B.N.Y. Service Corp., a Delaware corporation and a wholly-owned subsidiary of Brylane ("B.N.Y. Service"), K.S. Management Services, Inc., a Delaware corporation and a wholly-owned subsidiary of Brylane ("K.S. Management"), C.O.B. Management Services, Inc., a Delaware corporation and a wholly-owned subsidiary of Brylane ("C.O.B. Management"), Chadwick's Tradename Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Brylane ("Tradename Sub"), and Brylane Capital, unless the context indicates otherwise.

     Unless otherwise indicated, as used in this Form 10-K: (i) all references to a fiscal year shall mean the fiscal year of the Company which commences in such year (for example, the fiscal year commencing February 4, 1996 and ending February 1, 1997 is referred to herein as "fiscal 1996" or "1996"), and (ii) all numerical and financial data for Brylane includes numerical and financial data for the Chadwick's catalog operations for the eight weeks ended February 1, 1997.

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN THE MATERIAL SET FORTH UNDER "ITEM 1. BUSINESS-- GENERAL", "--MARKETING--LIST MANAGEMENT" AND "--COMPETITION", AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "--LIQUIDITY AND CAPITAL RESOURCES", AS WELL AS WITHIN THIS FORM 10-K GENERALLY. SUCH STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE RISK FACTORS SET FORTH BELOW UNDER "RISK FACTORS". THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

     Lane Bryant(R), Roaman's(R), Lerner(R), Sue Brett(R), Chadwick's(R), Chadwick's of Boston, Ltd.(R), KingSize(R), Hunters Run(R), David Benjamin(R), Lasting Comfort(R), Venezia(R) and Forenza(R) are federally registered trademarks which are owned or licensed by the Company. Bridgewater(TM) and Peak Performance(TM) are common law trademarks which are owned or licensed by the Company.

     Sears(R) and Woman's View(R) are federally registered trademarks of, and Smart Choice(TM), Classics(TM) and Big & Tall(TM) are common law trademarks which are owned by, Sears, Roebuck and Co.

ITEM 1.  BUSINESS

GENERAL

     The Company is the nation's leading specialty catalog retailer of value-priced apparel, with catalogs that target consumers of both special and regular size apparel. Through its Lane Bryant and Roaman's catalogs, Brylane is the leading catalog retailer of women's special size apparel (sizes 14 through 56) and, through its KingSize catalog, is a leading catalog retailer of men's special size apparel (sizes XL to 9XL). The Company's Chadwick's of Boston catalog division ("Chadwick's"), which the Company acquired in December 1996, is the nation's largest off-price women's catalog retailer, and offers a broad selection of high quality apparel at prices typically 25% to 50% below the regular prices of department and specialty retail stores. Brylane also reaches the women's regular size apparel market (sizes 4 to 18) through its Lerner catalog, and the regular size mature women's apparel market (sizes 8 to 24) through its Sue Brett catalog. In addition, the Company is currently developing several new catalog concepts. For example, in May 1996, Chadwick's introduced its Bridgewater catalog, which offers a broad assortment of regular size women's and men's classic apparel. Brylane is also testing a regular size men's apparel catalog. Brylane also markets apparel to some of these same customer segments through four catalogs which it distributes under the "Sears" name to customers of Sears, Roebuck and Co. under an exclusive licensing arrangement with Sears Shop at Home Services Inc. ("Sears").

     Brylane's merchandising strategy is to provide value-priced apparel with a consistent quality and fit, to concentrate on apparel with limited fashion risk, and to offer a broad selection of sizes, styles and colors.

HISTORY AND BACKGROUND

     Brylane's catalog retail business dates back to the mailing of the first Lane Bryant catalog in 1924 and the first Roaman's catalog during the 1940s. Both Lane Bryant and Roaman's were acquired by The Limited, Inc. ("The Limited") in the early 1980s. In 1985, the Lerner catalog business was launched to capitalize on the Lerner name, which had developed as The Limited's Lerner retail store operations grew to over 800 stores during the 1980s.

     In 1993, The Limited decided to sell the Lane Bryant, Roaman's and Lerner catalog businesses in an effort to increase its focus on the continued growth of its various retail store operations. On August 30, 1993, affiliates of Freeman Spogli & Co. Incorporated, a private investment firm ("FS&Co."), and The Limited formed the Partnership to acquire these catalog businesses (the "Brylane Acquisition"). FS&Co., together with certain members of management, acquired a 60% aggregate interest in the Partnership, while The Limited retained the remaining 40%. For accounting purposes, the Brylane Acquisition was recorded as of August 1, 1993.

     On October 16, 1995, Brylane acquired the KingSize catalog division (the "KingSize Acquisition") of WearGuard Corporation ("WearGuard"), a wholly-owned subsidiary of ARAMARK Corporation ("ARAMARK"). In connection with the KingSize Acquisition, WearGuard assigned to Brylane its license to distribute the Sears Big & Tall catalog, as well as its interest in certain trademarks, including the KingSize(R) registered trademark. As consideration for the sale of the KingSize catalog division, WearGuard received a payment of $52.5 million and 350,000 newly issued limited partnership units in Brylane. In order to fund a portion of the purchase price, the Company amended its then existing 1993 bank credit facility to provide for an additional $35.0 million term loan. For accounting purposes, the KingSize Acquisition was recorded as of October 1, 1995.

     On December 9, 1996, Brylane acquired the Chadwick's of Boston catalog division of The TJX Companies, Inc. ("TJX"), excluding substantially all accounts receivable (the "Chadwick's Acquisition"). In connection with the Chadwick's Acquisition, Brylane and TJX entered into a services agreement, as well as an inventory purchase agreement pursuant to which TJX has committed to purchase certain amounts of Chadwick's excess inventory through January 2000.
As consideration for the sale of the Chadwick's of Boston catalog division, affiliates of TJX received aggregate cash payments of $222.8 million (subject to certain post-closing adjustments) and a $20.0 million Convertible Note due 2006 of the Partnership. In order to fund a portion of the cash paid in connection with the Chadwick's Acquisition and to repay its then existing indebtedness under its 1993 bank credit facility, the Partnership entered into the 1996 Bank Credit Facility (as defined herein). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". In addition, in connection with the Chadwick's Acquisition, the Partnership received an aggregate of approximately $51.3 million in new equity from certain affiliates of FS&Co., Leeway & Co., a Massachusetts partnership, as nominee for the Long-Term Investment Trust, a trust governed by the laws of the State of New York ("Leeway & Co."), NYNEX Master Trust, a trust governed by the laws of the State of New York ("NYNEX"), and WearGuard. See "Item 13. Certain Relationships and Related Transactions--The Chadwick's Acquisition".

     On February 26, 1997, in connection with the initial public offering of Brylane Inc. (the "Initial Public Offering"), the Partnership became a wholly-owned subsidiary of Brylane Inc. pursuant to an exchange transaction in which Brylane Inc. acquired, directly, and indirectly through the acquisition of wholly-owned subsidiaries, a 100% ownership interest in the Partnership in exchange for shares of the common stock, $.01 par value (the "Common Stock"), of Brylane Inc. (the "Exchange Transaction"). In connection with the Exchange Transaction, the Partnership retained all of its assets, operations and liabilities. See "Item 7. Management's Discussion and

Analysis of Financial Condition and Results of Operations" and "Item 13. Certain Relationship and Related Transactions--The Exchange Transaction".

CUSTOMERS

     Brylane has a substantial and loyal customer base. As of December 31, 1996, Brylane's combined customer files contained 25.2 million customer names (including 2.0 million names from the Sears catalogs customer file and giving effect to the acquisition of Chadwick's), of which approximately 10.0 million are active customers (including 1.0 million customers from the Sears catalogs customer file). Of Brylane's customers who made a purchase during the most recent twenty-six week season ended February 1, 1997, approximately one-half of the Lane Bryant and Roaman's customers, and approximately one-third of the Lerner customers, placed an order three or more times during such period. Brylane defines a customer as someone who has placed an order with any of the Company's established catalogs, excluding its Sears catalogs, within the last 48 months, and an active customer as one who has placed at least one order with these catalogs within the last 12 months. Certain of the Company's customers purchase from more than one of the Company's catalogs and are therefore considered to be a separate customer of each such catalog.

     CHADWICK'S. The Chadwick's catalog targets women between the ages of 25 and 55 who wear regular size apparel (sizes 4 to 20) and seek high quality merchandise at prices well below those offered by department and specialty stores. In addition, Chadwick's has expanded its merchandise offerings to target women who wear petite and special size apparel (sizes 2 to 26). Brylane believes that the median age of the Chadwick's customer is 42, and that the typical customer has an income level equal to or above the national average. As of December 31, 1996, the Chadwick's customer file contained 14.1 million customer names, of which 4.4 million names are active customers. The average order by a Chadwick's customer during the eight weeks ended February 1, 1997 was approximately $94.

     LANE BRYANT AND ROAMAN'S. The Lane Bryant and Roaman's catalogs target value-conscious women who wear special sizes (sizes 14 to 56). Brylane believes that the median age of its women's special size customer segment is 51, and that the typical customer has an income level somewhat below that of the national average. As of December 31, 1996, the Lane Bryant and Roaman's customer files contained 4.2 million and 1.9 million customer names, respectively, of which approximately 2.2 million and 1.0 million names are active customers of Lane Bryant and Roaman's, respectively. The average order by a Lane Bryant or Roaman's customer during fiscal 1996 was approximately $74 and $73, respectively.

     LERNER. The Lerner catalog targets younger, value-conscious women age 25 and up who wear sizes 4 to 18 and purchase at budget to moderate prices. Brylane believes that the median age of the Lerner customer is 38, and that the average Lerner customer has an income level approximately equal to the national average. As of December 31, 1996, the Lerner customer file contained 2.4 million customer names, of which 1.0 million are active customers. The average order by a Lerner customer during fiscal 1996 was approximately $74.

     SEARS CATALOGS. Through its licensing agreement with Sears, the Company has expanded its customer base by offering Lane Bryant, Roaman's, Lerner, Sue Brett and KingSize merchandise through its Sears versions of these catalogs to selected individuals from the over 20 million name customer file of Sears, Roebuck and Co. who are not already existing customers of the Company. Brylane believes that the median age and income level of its Sears customer is close to that of the average customer of the Company's comparable catalogs. As of December 31, 1996, the Sears catalogs customer file contained 2.0 million customer names, of which 1.0 million are active customers. The average order by a Sears customer during fiscal 1996 was approximately $72 for women's apparel and $100 for men's apparel.

     KINGSIZE. The KingSize catalog targets value-conscious men who wear special sizes (sizes XL to 9XL). Brylane believes that the median age of its men's special size customer segment is 52, and that the typical KingSize customer has an income level above the national average. As of December 31, 1996, the KingSize customer file contained 378,700 customer names, of which 163,700 are active customers. The average order by a KingSize customer during fiscal 1996 was approximately $97.

     SUE BRETT. The Sue Brett catalog targets mature regular size women who wear sizes 8 to 24. Brylane believes that the median age of the Sue Brett customer is 45, and that the average Sue Brett customer has an income level somewhat above the national average. As of December 31, 1996, the Sue Brett customer file contained 255,900 customer names, of which 184,100 are active customers. The average order by a Sue Brett customer during fiscal 1996 was approximately $67.

MERCHANDISING

     Brylane's merchandising strategy is (i) to provide value-priced, private label apparel with a consistent quality and fit, (ii) to concentrate on apparel with limited fashion risk, and (iii) to offer a broad selection of sizes, styles and colors.

     CHADWICK'S. The Chadwick's catalog offers value across its merchandise lines, which feature a wide array of colors, styles and sizes designed to satisfy its customers' wardrobe needs for career, casual and social wear. Chadwick's offers merchandise which includes both basic styles and current fashion. Chadwick's offers 54,800 stock keeping units ("SKUs"), in sizes 2 to
26. The average price point per item sold by Chadwick's during the eight weeks ended February 1, 1997 was approximately $27. Chadwick's offers nationally recognized brand names, including Pierre Cardin, Herman Geist, JG Hook and Blassport. The private label brand names featured in the Chadwick's catalog include, among others, Savannah (which Brylane uses under license from TJX), Fads, Stephanie Andrews and JL Plum. See "Item 13. Certain Relationships and Related Transactions--The Chadwick's Acquisition".

     LANE BRYANT AND ROAMAN'S. The Lane Bryant and Roaman's special size catalogs focus primarily on contemporary, traditional and basic women's apparel and also include a limited offering of certain fashion-oriented items. While both the Lane Bryant and Roaman's catalogs offer the same merchandise classifications, the Lane Bryant catalog offers greater style selections in certain classifications, especially in basic apparel items. Lane Bryant and Roaman's catalogs offer 90,600 and 53,400 SKUs, respectively, in sizes 14 to 56. The average price point per item sold by both Lane Bryant and Roaman's in fiscal 1996 was approximately $22.

     Lane Bryant and Roaman's catalogs feature private label brand names which have higher gross profit margins than national brand merchandise. Private label brand names used on merchandise included in the Lane Bryant and Roaman's catalogs include, among others, Hunters Run, Venezia, Lasting Comfort and Forenza, which Brylane uses under licenses from The Limited, and the Roaman's private label brand name, which is owned by the Company. See "Item 13. Certain Relationships and Related Transactions--Additional Agreements--Trademark Agreement".

     LERNER. The Lerner catalog offers a broad selection of quality contemporary, traditional and basic women's apparel in sizes 4 to 18. Compared to Chadwick's, the Lerner catalog targets a younger customer and offers slightly more fashion forward merchandise. Recently, the Company has made significant changes to the merchandise offerings contained in its Lerner catalog, including the addition of an increased number of career wear selections and additional sizes. The average price point per item sold by Lerner in fiscal 1996 was approximately $23.

     Consistent with the Company's other catalogs, the Lerner catalog places great emphasis on its product sourcing strategy to enable the Company to offer quality, value-priced, private label merchandise. The private label brand names featured on merchandise included in the Lerner catalog include, among others, David Benjamin and Forenza, which Brylane uses under license from The Limited, as well as certain other private label brand names which are owned by certain of Brylane's vendors. See "Item 13. Certain Relationships and Related Transactions--Additional Agreements--Trademark Agreement".

     SEARS CATALOGS. The merchandise offered in the Sears catalogs is the same as that offered in the comparable Company catalog: Woman's View (Lane Bryant and Roaman's); Smart Choice (Lerner); Classics (Sue Brett); and Big & Tall (KingSize). This allows the Company to fill the orders generated by these catalogs with minimal incremental inventory risk. See "--Sears Agreement".

     KINGSIZE. The KingSize catalog offers a broad selection of quality contemporary, traditional and basic men's apparel in sizes XL to 9XL. Although the KingSize catalog also offers some fashion-oriented items, most of the merchandise in the KingSize catalog has limited fashion risk. Brylane believes that KingSize offers a broader selection of sizes and styles than most specialty and department stores and competing catalogs. The average price point per item sold by KingSize in fiscal 1996 was approximately $29.

     The KingSize catalog features private label brand names which have higher gross profit margins than national brand merchandise. Private label brand names used on merchandise included in the KingSize catalog are KingSize and Peak Performance, both of which are owned by the Company.

     SUE BRETT. The Sue Brett catalog offers quality contemporary, traditional and basic women's merchandise in sizes 8 to 24. The Company has established a separate merchandising team that has increased the overall percentage of unique merchandise contained in this catalog, and has expanded the selection of merchandise to include, among other things, shoes and jewelry. The average price point per item sold by Sue Brett in fiscal 1996 was approximately $25.

MARKETING

     There are several important elements to the Company's marketing strategy.

     PROMOTIONAL STRATEGIES. The Company has implemented highly effective promotional incentives in many of its catalogs. Promotional incentives include deferred and installment billing, free delivery for new customers, free express delivery for orders of a certain size, "buy one, get one free" strategies, pricing discounts when purchasing an additional item, and discount offers. Brylane also uses promotions based on its private label credit cards, such as credit limit increases to stimulate additional sales from existing customers and to promote customer loyalty. Recently, the Company has significantly increased the use of deferred billing programs, under which merchandise purchased is not billed to the customer's credit card until 90 to 120 days after the applicable catalog is mailed. Deferred billing programs have resulted in a significant increase in net sales and average order size, particularly in the Company's Chadwick's and Lerner catalogs.

     PRIVATE LABEL CREDIT CARDS. Brylane views the use of credit as an important marketing tool with existing and new customers. The Company offers its customers the Lane Bryant, Roaman's, Lerner, Sue Brett and KingSize private label credit cards which are issued by World Financial Network National Bank ("World Financial"), a wholly-owned subsidiary of Alliance Data Systems Corporation ("ADS") which, in turn, is a joint venture 60% owned by partnerships controlled by, and affiliates of, Welsh Carson Anderson & Stowe and 40% owned by The Limited, pursuant to the Credit Card Processing Agreement between Brylane and World Financial (as amended, the "Credit Card Agreement"). The Lane Bryant and Lerner private label credit cards are also issued to customers of the Lane Bryant and Lerner retail stores, and Lane Bryant and Lerner cardholders can use them either for catalog or store purchases. Under the Credit Card Agreement, World Financial determines the credit worthiness of a particular customer based on a standard credit rating system and generally assumes all risks associated with the collection of receivables generated by credit card sales without recourse to the Company. See "Item 13. Certain Relationships and Related Transactions--Additional Agreements--Credit Card Agreement".

     Approximately 91.3% of the Company's total fiscal 1996 sales (including sales from the Company's Sears catalogs) were paid for using credit cards. Approximately 63.7% of the Company's fiscal 1996 sales (excluding sales from Brylane's Sears catalogs) from the Lane Bryant, Roaman's, Lerner, Sue Brett and KingSize catalogs were paid for using Brylane's private label credit cards. Through private label cards, the total amount of credit available to the Company's customers who hold third party cards can be increased, and credit may be made available to certain of its customers who may not qualify for third party cards, but are eligible for the generally lower credit limits available under the private label cards. For catalogs distributed under the Sears Agreement (as defined herein), customers can use the Sears credit card (but not Brylane's private label cards). The Sears credit card is administered by an affiliate of Sears, which assumes all risks associated with the collection of those credit card receivables.

     LIST MANAGEMENT. An important element of Brylane's marketing strategy is the improved segmentation of its existing customer files. Brylane currently employs customer file segmentation analyses, based on the recency, frequency and monetary value of past purchases to create catalog circulation strategies that are designed to increase customer response rates and average sales per catalog. Brylane has recently installed and is currently testing a modeling and scoring software program that uses more sophisticated multi-variable regression analyses to create its predictive purchasing models. The Company believes that its ability to better predict customer purchasing behavior maximizes the effectiveness of its catalog mailings to current and prospective customers.

     CUSTOMER ACQUISITION. Brylane's prospect acquisition programs are designed to attract new customers in a cost effective manner. Brylane utilizes various sources to acquire new names, including list rentals or purchases from competitors and related catalog concepts; access to lists of credit card holders of The Limited's Lane Bryant and Lerner retail stores; licensing arrangements; magazine solicitations; cable television advertising; promotional inserts; friends' name cards inserted in mailed catalogs; and reactivation of previous customers of Brylane. The Company has recently implemented a program of cable television advertising to solicit catalog requests for its KingSize catalog, as well as tests of similar programs for its Lane Bryant and Roaman's catalogs. In conjunction with Sears, the Company has been improving the segmentation of the over 20 million name Sears, Roebuck and Co. customer file to increase its success rate with prospects.

     CUSTOMER SERVICE AND TELEMARKETING. Providing superior service to customers is a key element of Brylane's marketing strategy, and is supported by Brylane's toll-free telephone service for orders and other customer needs, an emphasis on customer service and friendliness in training for its telephone sales representatives, and an unconditional guarantee of its merchandise at any time. Brylane's return policy provides that if a customer is not satisfied with a purchase for any reason, the merchandise can be returned to Brylane for a refund or exchange. The return rate for Brylane (which includes exchanges) for fiscal 1994, 1995 and 1996 was 24.2%, 22.6%, and 24.1%, respectively, of shipped sales.

     In fiscal 1996, Brylane received approximately 78.9% of customer orders through its toll-free phone service. Brylane's toll-free service was established in fiscal 1989 with separate telemarketing groups and toll-free numbers for each catalog. Brylane's telemarketing operations are conducted in Indianapolis, Indiana, Greenwood, Indiana, San Antonio, Texas and West Bridgewater, Massachusetts. The Company's telemarketing operations are open 24 hours a day, seven days a week, and currently have an aggregate of approximately 1,700 telemarketing/customer service stations. In fiscal 1996, Brylane processed 16.7 million calls at its Indianapolis, Greenwood and San Antonio facilities. In addition, for the eight weeks ended February 1, 1997, Brylane processed 1.1 million calls at its West Bridgewater facility and outsourced 393,000 calls to a third party call center. The number of associates manning these stations varies greatly during the hours of each day of each selling season, based on anticipated call volume.

FULFILLMENT, DELIVERY AND CATALOG PRODUCTION

     Through its fulfillment, delivery and catalog production methods, the Company works to maintain its position as a low-cost operator in the catalog industry.

     FULFILLMENT CENTERS. The Company's commitment to customer service is supported by its 750,000 square foot Indianapolis, Indiana fulfillment center, which supports its Brylane catalogs, and its 700,000 square foot West Bridgewater, Massachusetts facilities, which support its Chadwick's catalogs. Designed to process and ship customer orders rapidly and in a cost effective manner, each fulfillment center utilizes high speed conveyor belts, laser beam bar code scanning and tilt tray sorters. The Indianapolis facility processed approximately 17.5 million shipments in fiscal 1996. The Company recently completed a $2.7 million project to replace the original tilt tray sorter, which replacement became operational in the fourth quarter of 1996. The West Bridgewater facility processed 1.7 million shipments since the Chadwick's Acquisition and has the capacity to process approximately 40% more shipments annually before any capital expansion of such center will be required.

     DELIVERY. The Company minimizes order delivery costs through careful management of its shipping techniques. For example, third and fourth class mailing costs, which accounted for 81.9% of orders shipped from the Indianapolis facility in fiscal 1996, are managed to obtain the benefits of various mailing rate discount programs offered by the United States Postal Service ("USPS"). The Company sorts packages by zip code and automatically calculates the weight of each parcel to be shipped to determine if discounted bulk rate postage may be available. The Company believes that the volume of its mailings provides it with a competitive advantage over smaller catalog retailers who cannot take full advantage of this rate structure. The Company also reduces order shipping costs by sorting and sending packages by truck to up to 21 USPS drop points around the country, where the packages enter the USPS system for delivery to customers. In addition to third class and fourth class mail delivery, the Company offers United Parcel Service ("UPS") delivery and UPS Express Delivery.

     CATALOG PRODUCTION. The Company closely manages the catalog production process to control printing and mailing costs while maintaining attractive and effective catalog presentations. The Company has contracts with various printers which cover its production requirements and afford protection against certain cost increases. The Company also employs bulk sorting and drop shipping of catalogs to take maximum advantage of available USPS rate discounts.

PRIVATE LABEL PURCHASING AND VENDOR RELATIONSHIPS

     Brylane emphasizes private label merchandise, which accounted for 85.8% of Brylane's net sales (excluding the Chadwick's catalog) in fiscal 1996.
Brylane's private label apparel and accessories produce higher gross profit margins than the national brand merchandise found in its catalogs. The emphasis on private label merchandise also affords Brylane greater control over the manufacturing process, allowing it to achieve consistency of quality and fit in the various merchandise categories offered, and enabling it to offer a greater number of sizes, styles and colors than its competitors. Brylane believes this approach both increases customer loyalty and confidence in making a purchase and reduces merchandise returns. The Company's private label merchandise is sourced from a diverse group of established vendors who work directly with the Company's buyers and are provided with rigorous design specifications and quality control procedures. The Company is the major customer of and has long-standing relationships with many of its private label and national brand vendors, resulting in close and cooperative working relationships and enabling the Company to obtain merchandise at favorable prices. Brylane's 10 largest vendors accounted for 22.3% of purchased merchandise in fiscal 1996. No single supplier, however, accounted for more than 4.5% of merchandise purchased in fiscal 1996. Brylane's purchases from foreign suppliers accounted for 28.1% of merchandise purchased in fiscal 1996.

     To ensure the distinct merchandising focus of its catalogs, the Company conducts purchasing separately for its Chadwick's, Lane Bryant, Roaman's, Lerner, Sue Brett and KingSize catalogs and, within each catalog, has dedicated buyers for specific product lines. The Company's merchandising staff actively monitors the apparel markets and offerings by other catalog and retail stores in an effort to ensure that the Company's offerings are competitive in design and price. To improve purchasing efficiency, the Company also relies on "pre-mailing" programs (i.e., limited catalog distribution prior to the start of a selling season) to test customer acceptance of new product offerings.

INVENTORY MANAGEMENT

     The Company's inventory management systems are designed to maintain inventory levels that provide optimum in-stock positions, while maximizing inventory turnover rates and minimizing the amount of unsold merchandise at the end of each season. The Company maintains higher inventory levels for basic apparel items which are not generally fashion sensitive. Inventory levels for items with greater fashion risk are maintained at lower levels, with the goal of selling all such merchandise prior to the end of a season. The Company's disciplined inventory control systems enable it to maintain minimum inventory levels, which the Company is able to replenish quickly as a result of its close relationships with its domestic suppliers. These lower levels of inventory enable the Company to avoid excessive markdowns and to reduce its losses on overstocks at the end of each selling season. When overstocks do occur, Brylane is generally successful in selling the goods through relationships it has established with discount retailers and with merchandise brokers (who then resell such merchandise to retailers). In addition, in connection with the Chadwick's Acquisition, the Partnership has entered into an inventory purchase agreement with TJX pursuant to which TJX has committed to purchase certain amounts of Chadwick's excess inventory through January 2000. See "Item 13. Certain Relationships and Related Transactions--The Chadwick's Acquisition".

     Despite its careful inventory management, the Company experiences out-of-stock and back order inventory conditions, both of which are common in catalog retailing. As a result, the Company experiences some order cancellations. During fiscal 1994, 1995 and 1996, cancellations were 4.9%, 5.1% and 5.3%, respectively, of the total dollar value of orders received.

MANAGEMENT INFORMATION SYSTEMS

     Brylane's management information systems provide support to all segments of its operations, including merchandising, marketing, telemarketing, fulfillment, customer service, financial reporting and inventory management. Chadwick's management information systems are currently supported by TJX's mainframe computer. In connection with the Chadwick's Acquisition, Brylane entered into a services agreement with TJX whereby TJX agreed to provide services relating to the Chadwick's business for approximately three years. See "Item 13. Certain Relationships and Related Transactions--The Chadwick's Acquisition".

     Brylane's management information systems are supported by an IBM mainframe computer that processes up to 77 million transactions per month. This computer is connected to approximately 1,900 terminals between Brylane's three telemarketing facilities and its New York and Hingham, Massachusetts offices. See "Item 2. Properties".

SEARS AGREEMENT

     In March 1994, Brylane entered into an exclusive licensing agreement with Sears (as amended, the "Sears Agreement") to produce a special size women's apparel catalog (Woman's View), based on Brylane's Lane Bryant and Roaman's catalogs, for distribution to customers of Sears, Roebuck and Co. Brylane has also been mailing catalogs based on Brylane's Lerner catalog (Smart Choice) since the first quarter of 1994, and the Sue Brett catalog (Classics) since the third quarter of 1994, to these customers. In October 1995, in connection with the KingSize Acquisition, Brylane and Sears expanded the Sears Agreement to include an exclusive license to produce and distribute the Sears Big & Tall catalog, based on Brylane's KingSize catalog, to customers of Sears, Roebuck and Co. The Woman's View, Smart Choice, Classics and Big & Tall catalogs are currently being mailed to individuals who are not existing customers of Brylane and who are included in the more than 20 million name customer file of Sears, Roebuck and Co.

     As amended, the initial term of the Sears Agreement continues through February 28, 1999. The Sears Agreement can be renewed by the parties for additional one year terms thereafter; provided, that either of the parties may terminate the agreement upon twelve months' notice prior to the end of the initial term or any renewal thereof. Under the Sears Agreement, the catalogs mailed are substantially similar to Brylane's comparable catalogs, but have a Sears logo and a different name. The merchandise is identical to that contained in Brylane's comparable catalogs, which allows Brylane to fill incremental customer orders by increasing the amount of merchandise that it purchases, rather than increasing the number of different kinds of merchandise categories that it keeps in inventory. This approach limits Brylane's incremental inventory risk. Customers' calls are answered by telemarketing representatives using the Sears Shop At Home name for the women's and men's apparel catalogs, and customers can pay for their purchases using a Sears credit card or various bank credit cards. Brylane performs all merchandising, fulfillment, telemarketing and management information functions through its existing facilities. In the event that the Sears Agreement terminates, Brylane will retain the names of all customers who have purchased through the Sears catalogs covered by such agreement and, at that point, Brylane will be able to mail Brylane's other catalogs to these customers.

COMPETITION

     The retail apparel business is highly competitive. Lane Bryant, Roaman's and Woman's View compete in the sale of special size women's apparel primarily with other mail order companies, department stores and specialty retailers, including the Lane Bryant retail stores operated by The Limited, Catherines Stores and United Retail Group (which is 20.5% owned by The Limited). Brylane's principal competitors in the mail order retailing of special size women's apparel include J.C. Penney (general catalog and Liz Baker), Arizona Mail Order (Old Pueblo and Regalia), Hanover Direct (Silhouettes) and Spiegel (For You). Chadwick's, Lerner and Smart Choice compete in the sale of value-priced women's fashion sportswear with many other mail order companies, specialty retailers, discount stores and department stores, including the Lerner retail stores operated by The Limited and T.J. Maxx and Marshalls, each of which is owned by TJX. KingSize and Big & Tall compete in the sale of special size men's apparel with specialty retailers (including Casual Male and Repp Stores), department stores, other mail order companies (including J.C. Penney's Big & Tall catalog and Phoenix's Big & Tall catalog) and discount stores. In addition, sales of clothing through home television shopping networks or other electronic media could provide additional sources of competition for the Company. The Company does not believe that it has any significant competition in the special size or off-price segment of the women's apparel catalog retail market. However, there can be no assurance that other retailers of apparel will not decide to enter into the Company's markets. Brylane sells its products to customers throughout the United States. The Company competes on the basis of its extensive merchandise selection, product quality and price, credit extension and customer service. See "Risk Factors-- Competition and Other Business Factors".

     The Transaction Agreement (as defined herein) contains certain noncompetition and nonsolicitation provisions, subject to certain exceptions, binding upon The Limited which terminate when affiliates of FS&Co. no longer hold an interest in the Company. If such provisions were to terminate, The Limited could compete directly with Brylane in the retail catalog business for special size women's apparel. In addition, the Stockholders Agreement (the "Stockholders Agreement") entered into in connection with the Initial Public Offering by and among Brylane Inc., affiliates of FS&Co., an affiliate of The Limited, The Limited, TJX, WearGuard, Leeway & Co. and NYNEX provides, with certain exceptions, that the Company may not, without The Limited's consent, for so long as the Limited Stockholder (as defined herein) holds, directly or indirectly, at least 20% of the outstanding Common Stock of Brylane Inc., the parent company of the Partnership, engage in any business that competes with the businesses conducted by The Limited or its affiliates as of August 30, 1993, other than in the mail order business for women's special size apparel, moderately priced fashion apparel and related accessories, and for moderately priced regular size or special size men's apparel and related accessories that are substantially similar to the products offered in the Company's KingSize catalog as of October 14, 1996. Although the Company currently has no plans to further expand its business into areas that are competitive with The Limited, these noncompetition provisions could restrict the Company's ability to do so. See "Item 13. Certain Relationships and Related Transactions--Additional Agreements--Noncompetition Agreements".

TRADEMARKS, TRADE NAMES AND LICENSES

     The Company is the owner in the United States of the Roaman's, Sue Brett, KingSize, Chadwick's, Chadwick's of Boston, Ltd. and Bridgewater trademarks, as well as certain other trademarks which it uses as private label brand names. Brylane uses the Lane Bryant and Lerner registered trademarks, as well as certain other trademarks used as private label brand names, under a royalty-free license from The Limited. See "Item 13. Certain Relationships and Related Transactions--Additional Agreements--Trademark Agreement". Brylane uses the Woman's View, Smart Choice and Big & Tall trademarks pursuant to the licensing arrangements contained in the Sears Agreement. See "--Sears Agreement". In addition, the Company also licenses certain other marks from TJX and other third parties. While certain of these licensed names are important to the Company's business, management does not believe that the loss of any of the marks licensed from TJX would have a material adverse effect upon the Company's business, financial condition and results of operations.

     The Company uses the Lane Bryant, Lerner, Woman's View, Smart Choice, Big & Tall, Chadwick's, Chadwick's of Boston, Ltd. and Bridgewater trademarks, and the Classics name, only on the covers of its catalogs and in general advertising and promotional materials, and not as labels or tags on any garments or other merchandise it distributes. The Company's other owned and licensed trademarks, including Sue Brett, KingSize, Peak Performance, Hunters Run, David Benjamin, Lasting Comfort, Forenza, Venezia, Savannah, Fads, JL Plum and Stephanie Andrews, are used for certain of the Company's apparel offerings, as well as in other marketing and merchandising activities. Such trademarks are important to the operations of the Company. See "Risk Factors--Relationship with The Limited" and "Item 13. Certain Relationships and Related Transactions--The Chadwick's Acquisition".

ASSOCIATES

     The Company's skilled and dedicated associates are a key resource. At February 1, 1997, the Company employed (directly or indirectly through its subsidiaries) approximately 5,100 individuals, including part-time and full-time associates. During peak sales periods, the Company hires approximately 700 additional part-time and temporary associates. Approximately 1,100 of Chadwick's associates are covered under one of TJX's collective bargaining agreements with the Union of Needletrades, Industrial and Textile Employees. This agreement expires on December 31, 1997, and it is expected that the Company will commence negotiations for a new agreement at an appropriate time. The Company considers its labor relations and overall employee relations to be good.

REGULATORY MATTERS

     The Company currently collects sales and use tax on merchandise sales in the states of Indiana, Maryland, Massachusetts, New York and Texas because the Partnership has physical presence in those states, and in the state of Florida because of a written agreement with that state which is effective through September 1997. Prior to June 30, 1996, the Partnership collected applicable sales and use taxes in approximately 41 states, regardless of whether the Partnership was otherwise required to collect such taxes in those states, generally pursuant to a Multistate Sales Tax Agreement, dated as of January 1, 1988, among the Partnership, the Multistate Tax Commission and a consortium of 35 states represented by the Multistate Tax Commission, which governed the Brylane business when it was acquired by the Partnership. In March 1996, the Partnership advised the Multistate Tax Commission, based on advice received from legal counsel, that it was not extending the Multistate Sales Tax Agreement beyond its expiration date of June 30, 1996. Based upon present law, the Company believes that it is not generally required to collect and remit sales and use taxes on merchandise sold in states in which it does not have a physical presence, absent the Multistate Sales Tax Agreement. It is possible that there may be a judicial decision or that Congress may pass legislation in the future permitting states in which the Company does not have a physical presence to require it to collect and remit sales and use taxes with respect to sales in such states. Accordingly, there can be no assurance that the Company will not have an obligation to collect and remit sales and use taxes in states in addition to those states in which it is presently required to collect and remit such taxes.

     The Company's business, and the direct mail industry in general, is subject to regulation by a variety of state and federal laws and regulations related to, among other things, advertising, offering and extending credit, imports and sales tax. Legislation has been proposed in the past designed to impose a ceiling on the rates charged in connection with the extension of credit through credit cards. It is impossible to predict whether such legislation will be enacted and, if enacted, what form it will take. However, any such legislation could have an adverse impact on the Company's credit card financing arrangements. The Company's imported products are subject to United States customs duties, and some of the Company's imported products are subject to import quotas when imported from particular countries. In the ordinary course of its business, the Company may from time to time be subject to claims for duties, and the Company's imported products may be subject to other import restrictions. United States customs duties currently are between 0% and 48.0% (with an average rate of 18.0%) of appraised value on certain items of inventory. During fiscal 1996, Brylane made approximately 28.1% of its merchandise purchases from foreign suppliers. See "Risk Factors--Dependence on Suppliers; Foreign Sourcing".

SEASONALITY

     The Company has two annual six-month selling seasons, Spring/Summer and Fall/Winter. The Company is not dependent on the year-end holiday season for a disproportionate share of its business. The Company's sales and operating results are more influenced throughout the year by the timing of the mailing of its catalogs and by its merchandising strategies than by seasonal fluctuations. Because the Company offers different products in each season, trends that are manifested in one selling season may not be carried over into the next season.

                                 RISK FACTORS

     The following risk factors should be carefully reviewed in addition to the other information contained in this Annual Report on Form 10-K.

COMPETITION AND OTHER BUSINESS FACTORS

     The retail apparel business is highly competitive. Each of the Company's women's catalogs compete in the sale of women's apparel with other catalog retailers, department stores, discount stores and specialty retailers. In particular, Lane Bryant, Roaman's and Woman's View compete in the sale of special size women's apparel with the Lane Bryant retail stores operated by The Limited, and Lerner and Smart Choice compete in the sale of women's sportswear and other apparel with the Lerner retail stores operated by The Limited. Chadwick's competes with many retail sellers of apparel, including T.J. Maxx and Marshalls, each of which is owned by TJX. The Company's KingSize and Big & Tall catalogs compete in the sale of special size men's apparel with specialty retailers, department stores, other mail order companies and discount stores.
In addition, sales of clothing through home television shopping networks or other electronic media could provide additional sources of competition for Brylane in the future. Some of the Company's competitors may have greater financial resources than the Company. An increase in the amount of competition faced by the Company could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business- -Competition".

     The Company's future performance will be subject to a number of other factors beyond its control, including declines in discretionary consumer spending or in demand for apparel generally, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, although the Company believes that its strategy of providing a broad range of basic merchandise that is current, but not "leading edge", limits fashion risk, it is still subject to risks associated with changes in fashion preferences. Misjudgment by the Company as to fashion trends or consumer preferences, or a downturn in discretionary consumer spending, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company benefits from the name recognition and reputation generated by the Lane Bryant retail stores and the Lerner retail stores which are operated by The Limited. At present, The Limited operates over 800 Lane Bryant stores and over 750 Lerner stores. The Limited is under no obligation to continue to own or operate the Lane Bryant and Lerner stores, and there can be no assurance that The Limited will not change the focus of such stores in a manner that would be adverse to Brylane's catalog concepts bearing the same trademarks, although The Limited has agreed that, during the term of the Trademark Agreement (as defined herein), it will not disparage or diminish the stature, image or quality of any of the trademarks subject to the Trademark Agreement.

RELATIONSHIP WITH THE LIMITED

     In connection with the Brylane Acquisition, Brylane became a party to a trademark license agreement with The Limited (as amended, the "Trademark Agreement") pursuant to which the Company has use of the Lane Bryant(R), Lerner(R) and certain other trademarks, on a royalty-free basis, until August 2013, subject to earlier termination as described in the paragraphs that follow. The Company has determined to use the Lane Bryant(R) and Lerner(R) trademarks in its catalogs and in general advertising and promotional materials, and not as labels or tags on any garments or other merchandise it distributes. The other trademarks covered by the Trademark Agreement are used for certain of the Company's apparel offerings, as well as other marketing and merchandising activities.

     The Trademark Agreement and each of the licenses granted thereunder will terminate on August 20, 2013 unless earlier terminated by (i) Brylane with six months' notice on or after August 20, 1998, (ii) The Limited in the event of (x) a breach by Brylane of any of its material obligations under the Trademark Agreement or (y) certain bankruptcy or insolvency events involving Brylane,
(iii) ten years after the earliest date that the direct or indirect ownership interests of affiliates of FS&Co. or the ownership interests of affiliates of The Limited in Brylane drop below certain specified levels, or (iv) subject to certain extensions, (x) two years after any competitor of The Limited acquires "control" of Brylane (as defined in the Trademark Agreement), or (y) two or four years after the occurrence of certain mergers, consolidations or business combinations. See "Item 13. Certain Relationships and Related Transactions--Additional Agreements- -Trademark Agreement".

     Upon a termination of the Trademark Agreement, the Company would need to create new names and trademarks for its catalogs, as well as for the merchandise offerings that currently utilize the licensed trademarks, and effect a transition of customer recognition and acceptance of such new names and trademarks. While the Company believes that the termination provisions of the Trademark Agreement would afford it sufficient time to achieve this transition, no assurance can be given that it would be successful or that the termination of the Trademark Agreement would not have a material adverse effect on the Company.

LEVERAGE AND CERTAIN RESTRICTIONS IMPOSED BY LENDERS

     The Partnership has incurred substantial indebtedness. As of February 1, 1997, after giving effect to the Initial Public Offering and the use of the net proceeds received therefrom and contributed by Brylane Inc. to the Partnership, and the subsequent voluntary prepayment of debt, the Partnership would have had total outstanding long-term indebtedness (including current portion) of $328.1 million, as compared with total partnership equity of $193.1 million. The Company will require substantial cash to fund scheduled payments of principal and interest on its outstanding indebtedness as well as any increased working capital requirements. The 1996 Bank Credit Facility and the Indenture (as defined herein) that governs the Company's Senior Subordinated Notes (as defined herein) contain covenants that, among other things, restrict the Partnership's ability to incur debt, make distributions (including cash dividends), incur liens, make capital expenditures and make investments or acquisitions. As a result of these covenants, the ability of the Company to secure additional financing, if needed, is restricted, and the Company may be prevented from engaging in transactions that might otherwise be considered beneficial to the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

SEARS AGREEMENT

     In March 1994, Brylane entered into the Sears Agreement which, as amended, provides the Company with an exclusive license to distribute its Woman's View, Smart Choice, Classics and Big & Tall catalogs to customers selected by the Company from the more than 20 million name customer file of Sears, Roebuck and Co. The initial term of the Sears Agreement expires on February 28, 1999 and automatically continues for additional one-year terms thereafter; provided, that either of the parties may terminate the Sears Agreement upon twelve months' written notice prior to the end of the initial term or any renewal thereof. In addition, upon the default of either Sears or the Company, the Sears Agreement may be terminated by the non-defaulting party either immediately or upon the payment of all sums owed by such non-defaulting party under the Sears Agreement, depending on the type of default. Events of default under the Sears Agreement include, among others, (i) the material failure of the Company to comply with the operating policies and procedures set forth in the Sears Agreement; (ii) the material failure of the Company to actively follow any mutually agreed upon circulation and mailing plan; (iii) any bankruptcy or insolvency proceedings being commenced against either party; and (iv) the inability of either party to pay debts as they come due.

     A termination of the Sears Agreement could have a material adverse effect on the Company's business, financial condition and results of operations. Upon termination of the Sears Agreement, the Company will retain the names of all customers who have purchased through the Sears catalogs covered by such agreement and, at that point, the Company will be able to mail the Company's other catalogs to these customers. However, no assurance can be given as to the extent that the Company will be able to retain these individuals as customers of the Company. See "Item 1. Business--Sears Agreement".

IMPACT OF INCREASES IN COSTS OF POSTAGE, PAPER AND PRINTING

     Increases in postal rates and paper and printing costs have a direct impact on the cost of the production and mailing of the Company's catalogs and promotional materials, as well as the Company's order fulfillment. Like others in the catalog industry, the Company passes on a significant portion of the costs of order fulfillment directly to its customers, but it does not directly pass on the costs of preparing and mailing catalogs and other promotional materials. The Company relies heavily on discounts from the basic postal rate structure, such as discounts for bulk mailings and pre-sorting by zip code and carrier routes. Brylane historically has not entered into long-term contracts for its paper purchases. Consequently, no assurances can be given that the Company will not be subject to increases in paper costs or to shortages in the supply of paper in the future. In addition, although the Company currently has contracts for printing of its catalogs, the remaining terms of these contracts range from one to five years, and no assurance can be given that the Company's printing costs will not increase upon renegotiation of these contracts. Significant increases in postal rates or in paper or printing costs could have a material adverse effect on the Company's business, financial condition and results of operations, particularly to the extent that the Company is unable to pass on such increases directly to its customers or to offset such increases by either raising prices or reducing other costs. Brylane experienced an increase in postal rates in January 1995 and an increase in paper costs from the fall of 1994 through the fall of 1995. While Brylane was able to partially mitigate these cost increases, no assurances can be given that similar increases in postal rates or in the Company's costs of paper will not occur in the future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

CONTROL OF THE COMPANY

     Currently, affiliates of FS&Co. beneficially own 43.8% of Brylane Inc., the parent company of the Partnership, and an affiliate of The Limited beneficially owns 25.7% of Brylane Inc. By virtue of its ownership of a large percentage of the outstanding Common Stock, FS&Co. will be in a position to exercise substantial influence over actions that require the consent of stockholders. In addition, pursuant to the terms of the Stockholders Agreement, FS&Co. will be able to nominate three members of the Board of Directors of Brylane Inc., and The Limited will be able to nominate two members. The number of directors that FS&Co. and The Limited may nominate declines with the percentage of Common Stock held by each.

     The Stockholders Agreement contains a number of provisions that could prevent changes in the control or management of the Company. For example, FS&Co. and The Limited have agreed that, without the consent of the other, until one year after the date on which persons other than The Limited, FS&Co., Leeway & Co., NYNEX, TJX or WearGuard, or their respective affiliates, own 20% or more of the then outstanding Common Stock, they will vote or cause to be voted all shares of Common Stock beneficially owned by them against any consolidation, combination or merger of the Company or any sale or other transfer of all or substantially all of the assets of the Company. The Stockholders Agreement also prohibits FS&Co., The Limited, WearGuard and TJX, and their respective affiliates, and Leeway & Co. and NYNEX, from acquiring beneficial ownership of any additional shares of Common Stock.

DEPENDENCE ON SUPPLIERS; FOREIGN SOURCING

     Brylane's concentration on private label merchandise in its special size catalogs, and the broad range of merchandise offered in its other catalogs, requires that it maintain good relationships with many manufacturing sources and suppliers. Moreover, the number of available manufacturers and suppliers for special size apparel are more limited when compared with the number available for apparel generally. Although the Company believes that it has established excellent relationships with its principal manufacturing sources and suppliers, the Company does not have long-term contracts, and its future success will depend in some measure upon its ability to maintain such relationships. The inability of the Company to source quality goods in a timely fashion at favorable prices could have a material adverse effect on the Company's business, financial condition and results of operations.

     In fiscal 1996, Brylane made approximately 28.1% of its merchandise purchases from foreign suppliers. Although all of the Company's foreign purchases are denominated in U.S. dollars, the Company is subject to a number of risks which are beyond its control, including currency and exchange risks, changes in duties, quotas or other import restrictions, the imposition of taxes or other charges on imports, disruptions or delays in shipments and transportation, political instability, and labor disputes and strikes. There can be no assurance that the occurrence of any destabilizing event abroad will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business--Private Label Purchasing and Vendor Relationships" and "Item 1. Business--Regulatory Matters".

RISKS GENERALLY ASSOCIATED WITH ACQUISITIONS

     An element of the Company's growth strategy is to pursue strategic acquisitions that either expand or complement the Company's business. Acquisitions involve a number of special risks, including the diversion of management's attention to the assimilation of the operations and the assimilation and retention of the personnel of the acquired companies, and potential adverse short-term effects on the Company's operating results. In addition, the Company may require additional debt or equity financing for future acquisitions, which may not be available on terms favorable to the Company, if at all. The inability of the Company to successfully finance, complete and integrate strategic acquisitions in a timely manner could have an adverse impact on the Company's ability to effect a portion of its growth strategy.

RISK OF DISASTER

     The Company conducts its fulfillment operations from facilities located in Indianapolis, Indiana and West Bridgewater, Massachusetts. If a disaster (such as a tornado or fire) were to destroy or significantly damage either of these facilities, the Company would need to obtain alternative facilities from which to conduct its fulfillment operations and would need to replenish its inventory, both of which would result in significantly increased operating costs and significant delays in the fulfillment of customer orders. While the Company maintains business interruption insurance, such increased costs or delays would have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS RELATED TO UNIONIZED EMPLOYEES

     At February 1, 1997, the Company had approximately 5,100 associates, including approximately 1,100 associates of Chadwick's who were members of a labor union. If unionized associates were to engage in a strike or other work stoppage or if additional associates were to become unionized, the Company could experience a significant disruption of operations and higher labor costs, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.  PROPERTIES

     The principal executive offices of the Company are located in New York, New York in approximately 90,000 square feet of leased office space. The Company owns its 750,000 square foot fulfillment and telemarketing center located on approximately 26 acres of land in Indianapolis, Indiana. Recently, the Company leased an additional 125,000 square feet of warehouse space in Plainfield, Indiana. The Company also leases approximately 73,000 square feet in San Antonio, Texas, and approximately 13,400 square feet in Greenwood, Indiana, for telemarketing operations related to the Brylane catalogs. The executive offices of the Company's KingSize operations are located in Hingham, Massachusetts in approximately 8,000 square feet of leased office space. In addition, the executive offices, telemarketing center, warehouse and fulfillment center of the Company's Chadwick's operations are located in a Company-owned facility in West Bridgewater, Massachusetts that contains approximately 580,000 square feet of space. The Company leases an additional 126,000 square foot facility in West Bridgewater, Massachusetts for returns processing and customer service related to Chadwick's. The Company also leases from TJX approximately 11,000 square feet and 12,500 square feet of retail space for Chadwick's outlet stores in Brockton, Massachusetts and Nashua, New Hampshire, respectively, and has an arrangement with TJX whereby it has access to use a 7,500 square foot buying office located in New York, New York. See "Item 13. Certain Relationships and Related Transactions--The Chadwick's Acquisition". The Company believes that its existing facilities are adequate to meet its current needs, and will provide capacity sufficient to handle its anticipated growth for the next several years.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to litigation in the ordinary course of business. The Company does not believe that unfavorable outcomes in such litigation would have a material adverse effect on its business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     (a) Brylane, L.P. is a privately-held company. There is no established public trading market for its partnership units.

     (b) As of February 1, 1997, there were 6 holders of Brylane, L.P.'s general and limited partnership interests. There is now one general partner and one limited partner of Brylane, L.P. Brylane Inc. indirectly owns 100% of the Partnership. Brylane Inc. reports separately under the Securities Exchange Act of 1934. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" and "Item 13. Certain Relationships and Related Transactions--The Exchange Transaction".

     (c) During fiscal 1996, Brylane, L.P. made advances to its partners based upon their respective tax liabilities in connection with the allocation of partnership income and gain to such partners pursuant to the terms of the Agreement of Limited Partnership of Brylane, L.P. dated as of August 30, 1993 (as amended, the "Partnership Agreement").

     As of February 1, 1997, Brylane Capital had 1,000 shares of $.01 par value common stock outstanding, all owned by its parent, Brylane, L.P. There is no public trading market for Brylane Capital's outstanding common stock. During fiscal 1996, Brylane Capital did not make any distributions in respect of its outstanding common stock.

RECENT SALES OF UNREGISTERED SECURITIES

     On December 9, 1996, in connection with the Chadwick's Acquisition, (i) FS Equity Partners III, L.P., an affiliate of FS&Co. ("FSEP III"), purchased 1,441,989 shares of common stock of VP Holding Corporation ("VP Holding"), at a purchase price of $20.00 per share; (ii) FS Equity Partners International, L.P., an affiliate of FS&Co. ("FSEP International"), purchased 58,011 shares of common stock of VP Holding at a purchase price of $20.00 per share; (iii) Mr. Rao and Ms. Meyrowitz each purchased 37,500 shares of VP Holding Preferred Stock (as defined herein) at a purchase price of $20.00 per share; (iv) VLP Corporation, a wholly-owned subsidiary of VP Holding ("VLP"), purchased 1,500,000 partnership units of the Partnership at a purchase price of $20.00 per unit; (v) Leeway & Co. purchased 500,000 partnership units of the Partnership at a purchase price of $20.00 per unit; (vi) NYNEX purchased 500,000 partnership units of the Partnership at a purchase price of $20.00 per unit; and (vii) in partial payment of the Chadwick's Acquisition purchase price, the Partnership issued the Partnership Note (as defined herein) to Chadwick's, Inc., a wholly-owned subsidiary of TJX ("Chadwick's, Inc." or the "TJX Noteholder"). The issuance of VP Holding common stock to each of FSEP III and FSEP International, the issuance of VP Holding Preferred Stock to each of Mr. Rao and Ms. Meyrowitz, the issuance of partnership units to each of VLP, Leeway & Co. and NYNEX and the issuance of the Partnership Note to the TJX Noteholder were each exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriter participated in the transaction. The VP Holding Preferred Stock was convertible into common stock of VP Holding and the Partnership Note was convertible into partnership units of the Partnership.

     On February 26, 1997, in connection with the closing of the Exchange Transaction, (i) M&P Distributing Company, an affiliate of The Limited (the "Limited Stockholder"), WearGuard, Leeway & Co. and NYNEX received shares of Common Stock in exchange for their interests in the Partnership; (ii) the TJX Noteholder received from the Company the Convertible Note (as defined herein);
(iii) FS Equity Partners II, L.P., an affiliate of FS&Co. ("FSEP II"), FSEP III, FSEP International, Mr. Sodini and Ms. Bourneuf received shares of Common Stock in exchange for their shares of common stock of VP Holding; (iv) the officer and director holders of shares of common stock of VP Holding received shares of Common Stock pursuant to the Brylane Subscription Plan (as defined herein) or the Senior Management Plan (as defined herein); and (v) Mr. Rao and Ms. Meyrowitz received shares of Series A Preferred Stock (as defined herein) in exchange for their shares of VP Holding Preferred Stock. Such exchanges were on a one-to-one basis. See "Item 13. Certain Relationships and Related Transactions--The Exchange Transaction". Since each of the holders of the shares of common stock and preferred stock of VP

Holding, the interests in the Partnership and the Partnership Note agreed at the time of their respective original acquisitions of their shares or partnership interests or Partnership Note to exchange their shares, partnership interests or Partnership Note for shares of Common Stock or the Convertible Note, as the case may be, in connection with the Exchange Transaction, the Company believes that none of the foregoing transactions involved a "sale" within the meaning of the Securities Act. Such exchanges would also be exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriter participated in the transaction. The Series A Preferred Stock is convertible into shares of Common Stock on a one-to-one basis. The shares of Series A Preferred Stock "vest" or become convertible in three equal annual installments commencing December 9, 1997, as long as Mr. Rao or Ms. Meyrowitz, as applicable, remain employed by Brylane (subject to certain accelerating events). On December 9, 1999, "vested" shares will, at the option of the holders thereof, either be redeemed by the Company for $20.00 per share (subject to adjustment for stock splits, dividends or reclassifications) or converted into one share of Common Stock (subject to adjustment for stock splits, dividends or reclassifications). In the event of a "change of control" (as defined in Brylane Inc.'s Certificate of Designation of the Series A Preferred Stock) each "vested" share, at the option of the holder thereof, may be redeemed for $20.00 per share or converted into one share of Common Stock, while "unvested" shares must be redeemed for $20.00 per share. The Convertible Note is convertible at any time, in whole or in part, at the option of the TJX Noteholder into a total of 727,273 shares of Common Stock at a conversion price of $27.50 per share (subject to adjustment for stock splits and similar events).

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents certain historical data of Brylane for the periods indicated. The balance sheet data as of January 30, 1993, July 31, 1993, January 29, 1994, January 28, 1995, February 3, 1996 and February 1, 1997,
and the statements of operations data for the fiscal year ended January 30, 1993, the twenty-six weeks ended July 31, 1993 and January 29, 1994, and the fiscal years ended January 28, 1995, February 3, 1996 and February 1, 1997, have been derived from the combined and consolidated financial statements of the predecessor company of Brylane (the "Predecessor") and the Partnership, as appropriate, which have been audited by Coopers & Lybrand L.L.P., independent accountants. The information below should be read in conjunction with the audited financial statements and related notes thereto included elsewhere in this Form 10-K.

                                                      PREDECESSOR                                 PARTNERSHIP
                                             -----------------------------   -----------------------------------------------------
                                              FISCAL YEAR     TWENTY-SIX      TWENTY-SIX               FISCAL YEAR ENDED
                                                                                             -------------------------------------
                                                 ENDED        WEEKS ENDED     WEEKS ENDED     JAN. 28,      FEB. 3,       FEB. 1,
                                             JAN. 30, 1993   JULY 31, 1993   JAN. 29, 1994      1995        1996(1)        1997
                                             -------------   -------------   -------------   ----------   -----------   -----------
                                                                                                           (53 WEEKS)
STATEMENTS OF OPERATIONS DATA:                                           (DOLLARS IN THOUSANDS)
Net sales.................................      $424,523        $242,086        $247,780      $578,530      $601,055      $ 705,353
Cost of goods sold........................       212,103         122,530         124,224       288,217       298,414        346,572
Non-recurring inventory charge(2).........         --              --             11,487         2,614           569          1,657
                                                --------        --------        --------      --------      --------      ---------
Gross profit..............................       212,420         119,556         112,069       287,699       302,072        357,124
Operating expenses:
  Catalog and advertising.................       113,432          61,165          66,860       153,830       174,446        186,985
  Fulfillment.............................        33,199          18,335          21,477        41,656        37,333         55,450
  Support services........................        22,886          12,964          13,377        35,152        37,024         54,422
  Intangibles and organization cost
   amortization...........................         --              --              2,121         4,242         4,707          6,518
                                                --------        --------        --------      --------      --------      ---------
   Total operating expenses...............       169,517          92,464         103,835       234,880       253,510        303,375
                                                --------        --------        --------      --------      --------      ---------
Operating income..........................        42,903          27,092           8,234        52,819        48,562         53,749
Interest expense, net.....................         --              --             10,060        19,576        20,624         24,026
                                                --------        --------        --------      --------      --------      ---------
Income (loss) before income taxes and
 extraordinary charge.....................        42,903          27,092          (1,826)       33,243        27,938         29,723
Provision for income taxes(3).............        16,700          10,600              75            89            88            315
Net income (loss) before extraordinary
 charge...................................        26,203          16,492          (1,901)       33,154        27,850         29,408
Extraordinary charge(4)...................         --              --              --            --            --             2,456
                                                --------        --------        --------      --------      --------      ---------
Net income (loss).........................      $ 26,203        $ 16,492        $ (1,901)     $ 33,154      $ 27,850      $  26,952
                                                ========        ========        ========      ========      ========      =========
BALANCE SHEET DATA (END OF PERIOD):
Total assets..............................      $ 89,132        $ 95,882        $255,051      $286,491      $327,903      $ 705,234
Long-term debt (including current portion)         --              --            229,070       214,168       226,740        427,362
Partnership/Stockholders' equity (deficit)        39,619          42,789         (31,333)        1,777        27,187        103,863
OPERATING AND OTHER DATA:
EBITDA(5).................................      $ 46,149        $ 28,566        $ 23,425      $ 62,785      $ 57,488      $  69,145
Cash flow from operating activities.......        36,068          14,059           7,512        39,002        33,562         13,023
Cash flow from investment activities......          (483)           (165)       (295,870)       (5,287)      (60,543)      (233,098)

Cash flow from financing activities.......       (35,585)        (13,894)        298,393       (15,255)        5,955        215,891

_________________
(1) The fiscal year ended February 3, 1996 was a 53-week period. All other fiscal years shown are 52-week periods.
(2) The non-recurring inventory charges resulted from increasing inventory by $14,101,000 for the Brylane Acquisition, by $569,000 for the KingSize Acquisition and by $4,972,000 for the Chadwick's Acquisition to reflect the fair market value of the inventory at August 1, 1993, the effective date of the Brylane Acquisition, at October 1, 1995, the effective date of the KingSize Acquisition, and at December 9, 1996, the closing date of the Chadwick's Acquisition, respectively, as more fully described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". The increases in inventory value had been fully amortized into cost of goods sold as of April 30, 1994 for the Brylane Acquisition and as of February 3, 1996 for the KingSize Acquisition. The non-recurring inventory charge related to the Chadwick's Acquisition was amortized into cost of goods sold in the amount of $1,657,000 in fiscal 1996 with the remainder to be amortized in Spring 1997.
(3) Represents provision for income taxes as a corporate division of The Limited for the fiscal year ended January 30, 1993 and the twenty-six weeks ended July 31, 1993, and as a partnership for the twenty-six weeks ended January 29, 1994 and the fiscal years ended January 28, 1995, February 3, 1996 and February 1, 1997.
(4) Consists of deferred financing fees written off in connection with the repayment of the 1993 bank credit facility.
(5) EBITDA represents earnings before taking into consideration interest expense, income tax expense, depreciation and amortization expense, non-recurring inventory charges, extraordinary charge related to write-off of deferred financing fees and non-cash compensation expense related to the 1993 Option Plan. The use of such information is intended only to supplement the conventional income statement presentation and is not considered as an alternative to net income or any other indicator of Brylane's operating performance which is presented in accordance with generally accepted accounting principles above.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Item 6. Selected Financial Data" and the consolidated and combined financial statements and related notes thereto which appear elsewhere in this Form 10-K. The Company uses a 52/53 week fiscal year for financial reporting purposes.

     As a result of the Chadwick's Acquisition and the application of purchase accounting related thereto, the Company's results of operations for 1996 reflect a non-recurring inventory charge of $1.7 million related to the write-up of Chadwick's inventory of $5.0 million. The subsequent amortization of such write-up into cost of goods sold reduced the Company's gross margin in fiscal 1996. The remaining $3.3 million write-up of the Chadwick's inventory will be amortized into cost of goods sold during Spring 1997. The Company also anticipates the prospective impact of several other Chadwick's Acquisition related adjustments to its results of operations. In particular, the Company's results will reflect additional amortization expense associated with the write-up of certain intangible assets related to the Chadwick's Acquisition of $5.3 million per year. Furthermore, Brylane entered into an agreement whereby a third party has committed to purchase certain accounts receivable generated by Chadwick's deferred billing programs. Consequently, accounts receivable related to the Chadwick's catalog in the future will be significantly lower than in Brylane's historical periods, and the Company's operating expenses will increase due to costs associated with the sale of such receivables. See "Item 13. Certain Relationships and Related Transactions--Additional Agreements--Accounts Receivable Purchase Agreement". Interest expense will also increase as a result of the financing arrangements entered into in connection with the Chadwick's Acquisition. See "--Liquidity and Capital Resources".

     In connection with certain amendments to options previously granted under the 1993 Option Plan (as defined herein), the Company incurred non-cash compensation expense totalling $3.1 million, of which $2.4 million was expensed in the fourth quarter of fiscal 1996 and the remaining $0.7 million will be expensed through the end of fiscal 1997.

     As a result of the Brylane Acquisition and the KingSize Acquisition, and the application of purchase accounting related thereto, the results of operations for the fiscal years ended January 28, 1995, February 3, 1996 and February 1, 1997 include certain adjustments related to the write-up of certain inventory to reflect its fair market value. In particular, due to a $14.1 million write-up of certain inventory in connection with the Brylane Acquisition and a $0.6 million write-up of certain inventory in connection with the KingSize Acquisition, and the subsequent amortization of such write-ups through cost of goods sold, gross margins were reduced for the fiscal year ended January 28, 1995 by $2.6 million related to the Brylane Acquisition, and in the fiscal year ended February 3, 1996 by $0.6 million related to the KingSize Acquisition. Although there will be no further impact on gross margin associated with the amortization of these write-ups, the Company's financial statements will continue to reflect the impact of several other acquisition related adjustments to its results of operations. In particular, in addition to the incremental amortization expense related to the Chadwick's Acquisition described above, the Company's results will reflect the amortization of intangible assets related to the Brylane Acquisition of $4.2 million per year, step-up depreciation associated with the write-up of certain fixed assets in connection with the Brylane Acquisition of

$0.4 million per year, and the amortization of intangible assets related to the KingSize Acquisition of $1.4 million per year. See "Item 6. Selected Financial Data".

     As a result of the Initial Public Offering, the Company's indebtedness has decreased significantly. The Company used the net proceeds, received from the Initial Public Offering and contributed by Brylane Inc. to the Partnership, to prepay approximately $89.3 million of borrowings outstanding under the term loans of the 1996 Bank Credit Facility (as defined herein). The Company also used excess cash to further prepay indebtedness outstanding under the term loans of the 1996 Bank Credit Facility. The Company has realized in the first quarter of fiscal 1997 a write-off of $2.1 million of deferred financing costs related to such repayment of debt which will be reflected as an extraordinary charge. See "--Liquidity and Capital Resources". In addition, in Spring 1997, the Partnership anticipates using approximately $10 million in excess cash to further reduce the Company's indebtedness, and entering into a new bank credit facility (the "1997 Bank Credit Facility") with lower interest expense. The Company anticipates realizing in the first quarter of fiscal 1997 an additional write-off of approximately $4.4 million related to the replacement of the 1996 Bank Credit Facility with the 1997 Bank Credit Facility which will be reflected as an extraordinary charge.


RESULTS OF OPERATIONS

     The following tables set forth certain operating data of Brylane for the periods indicated.

                                                                                                      PARTNERSHIP
                                                                                    ------------------------------------------------

                                                                                                   FISCAL YEAR ENDED
                                                                                    ------------------------------------------------

                                                                                    JAN. 28, 1995    FEB. 3, 1996(1)    FEB. 1, 1997

                                                                                    --------------   ---------------    ------------
                                                                                                       (53 WEEKS)
                                                                                                 (DOLLARS IN THOUSANDS)
       Net sales.................................................................      $578,530         $601,055          $705,353
       Gross profit before non-recurring inventory charge........................       290,313          302,641           358,781
       Non-recurring inventory charge............................................         2,614              569             1,657
                                                                                       --------         --------          --------
       Gross profit..............................................................       287,699          302,072           357,124
       Operating expenses:
         Catalog and advertising.................................................       153,830          174,446           186,985
         Fulfillment.............................................................        41,656           37,333            55,450
         Support services........................................................        35,152           37,024            54,422
         Amortization of acquisitions intangibles and organization costs.........         4,242            4,707             6,518
                                                                                       --------         --------          --------
       Operating income..........................................................        52,819           48,562            53,749
         Add back:  Non-recurring inventory charge(2)............................         2,614              569             1,657
                    Amortization of acquisitions intangibles and organization
                    costs(3).....................................................         4,242            4,707             6,518
                    Step-up depreciation(4)......................................           368              368               368
                    Non-cash compensation expense(5).............................            --               --             2,400
       Operating income before acquisitions related and non-recurring
         adjustments.............................................................      $ 60,043         $ 54,206          $ 64,692
                                                                                       ========         ========          ========

                                                         Notes on following page

     The following table sets forth certain operating data of Brylane expressed as a percentage of net sales for the periods indicated.

                                                                                            PARTNERSHIP
                                                                         ------------------------------------------------
                                                                                         FISCAL YEAR ENDED
                                                                         ------------------------------------------------
                                                                         JAN. 28, 1995    FEB. 3, 1996(1)    FEB. 1, 1997
                                                                         -------------    ---------------    ------------
                                                                                             (53 WEEKS)
       Net sales.........................................................     100.0%            100.0%           100.0%
       Gross profit before non-recurring inventory charge................      50.2              50.4             50.8
       Non-recurring inventory charge....................................       0.5               0.1              0.2
                                                                              -----             -----            -----
       Gross profit......................................................      49.7              50.3             50.6
       Operating expenses:
        Catalog and advertising..........................................      26.6              29.0             26.5
        Fulfillment......................................................       7.2               6.2              7.9
        Support services.................................................       6.1               6.2              7.7
        Amortization of acquisitions intangibles and organization costs..       0.7               0.8              0.9
                                                                              -----             -----            -----
       Operating income..................................................       9.1               8.1              7.6
        Add back:  Non-recurring inventory charge(2).....................       0.5               0.1              0.2
                   Amortization of acquisitions intangibles and
                   organization costs(3).................................       0.7               0.8              0.9
                   Step-up depreciation(4)...............................       0.1               0.0              0.1
                   Non-cash compensation expense(5)......................       --                --               0.4
        Operating income before acquisitions related and non-recurring        -----             -----            -----
         adjustments.....................................................      10.4%              9.0%             9.2%
                                                                              =====             =====            =====

_____________________
(1) The fiscal year ended February 3, 1996 was a 53-week period. All other fiscal years shown are 52-week periods.
(2) The non-recurring inventory charges resulted from increasing inventory by $14,101,000 for the Brylane Acquisition, by $569,000 for the KingSize Acquisition and by $4,972,000 for the Chadwick's Acquisition to reflect the fair market value of inventory at August 1, 1993, the effective date of the Brylane Acquisition, at October 1, 1995, the effective date of the KingSize Acquisition, and at December 9, 1996, the closing date of the Chadwick's Acquisition, respectively. The increases in inventory value had been fully amortized into cost of goods sold as of April 30, 1994 for the Brylane Acquisition and as of February 3, 1996 for the KingSize Acquisition. The non-recurring inventory charge related to the Chadwick's Acquisition was amortized into cost of goods sold in the amount of $1,657,000 in 1996 with the remainder being amortized in Spring 1997.
(3) Represents amortization of goodwill and other intangible assets related to the Brylane Acquisition of $125,450,000 over a 30-year composite life and of organizational costs of $300,000 over five years. Subsequent to October 1, 1995, includes amortization related to the KingSize Acquisition of goodwill of $50,762,000 over a 40-year life, of customer file of $520,000 over an eight-year life, and of a noncompetition agreement of $300,000 over a five-year life. Subsequent to December 9, 1996, includes amortization related to the Chadwick's Acquisition of goodwill of $179,485,000 over a 40-year life, and of customer file of $4,020,000 over a five-year life.
(4) Property and equipment were written up by $2,943,000 at the time of the Brylane Acquisition. This step-up is being depreciated over eight years using the straight-line method.
(5) Represents non-cash compensation expense related to amendments to the 1993 Option Plan.


FISCAL 1996 COMPARED TO FISCAL 1995

     NET SALES. Net sales for the fifty-two weeks ended February 1, 1997 increased 17.4% to $705.4 million from $601.1 million in the fifty-three weeks ended February 3, 1996. The increase in net sales is primarily due to the acquisition of the Chadwick's of Boston catalog in December 1996. Excluding sales from the Chadwick's of Boston catalog, net sales increased by 6.8% to $642.0 million for fiscal 1996 from $601.1 million in fiscal 1995 primarily due to the acquisition of the KingSize and Big & Tall catalogs, as well as increased sales from the Lerner catalog. Excluding both net sales of $11.8 million related to Brylane's fifty-third week of fiscal 1995 as well as sales from the Chadwick's of Boston catalog, net sales increased by 8.9% to $642.0 million for fiscal 1996 from $589.3 million in fiscal 1995.

     GROSS PROFIT. Gross profit in fiscal 1996 improved to $357.1 million (50.6% of net sales) from $302.1 million (50.3% of net sales) for fiscal 1995. The gross profit for fiscal 1996 and 1995 includes the effect of non-recurring charges of $1.7 million and $0.6 million, respectively, related to the step-up of the value of inventory in connection with the Chadwick's Acquisition and the KingSize Acquisition, respectively. Excluding the non-recurring inventory charges, gross profit for fiscal 1996 improved to $358.8 million (50.8% of net sales) from $302.6 million (50.4% of net sales) for fiscal 1995. The increase in gross profit as a percent of net sales is primarily due to higher initial mark-ups resulting from improved merchandise sourcing.

     CATALOG AND ADVERTISING EXPENSE. Catalog and advertising expense is comprised of the costs to produce and distribute catalogs, primarily paper, printing and catalog mailing costs, and the cost of acquiring new prospect names. For fiscal 1996, catalog and advertising expense increased to $187.0 million (26.5% of net sales) from $174.4 million (29.0% of net sales) for fiscal 1995. The decrease in catalog and advertising expense as a percent of net sales in fiscal 1996 was due to a decrease in catalog production costs per catalog produced, an increase in the sales productivity per catalog, and the addition of the Chadwick's catalog with lower overall advertising costs for the eight week period ended February 1, 1997.

     Paper prices, which peaked in the Fall of 1995, have declined throughout 1996. Brylane's most recent purchases of paper have been at price levels well below those experienced in the Fall of 1995. Assuming that paper prices remain at current levels, the Company believes that it will experience lower year-over-year paper costs in the first two quarters of 1997.

     FULFILLMENT EXPENSE. Fulfillment expense includes distribution center, telemarketing, credit services and customer service expenses, partially offset by net merchandise postage revenue. Fulfillment expense in fiscal 1996 increased to $55.5 million (7.9% of net sales) from $37.3 million (6.2% of net sales) for fiscal 1995. As a percent of net sales, fulfillment expense was higher due to increased shipping promotions used to stimulate sales.

     SUPPORT SERVICES EXPENSE. Support services expense includes staffing and other administrative overhead costs associated with merchandising, advertising, quality assurance, management information systems, finance, human resources, the New York and Hingham offices and the license fees associated with the Sears Agreement. Support services expense for fiscal 1996 increased to $54.4 million (7.7% of net sales) from $37.0 million (6.2% of net sales) for fiscal 1995. The increase in support services expense as a percent of net sales is due to an increase in staffing to support the growth of the business and to an increase in the license fee paid to Sears, partially offset by an increase in licensing revenue received from third parties.

     AMORTIZATION EXPENSE. Acquisition related intangibles and organization cost amortization expense in fiscal 1996 included $4.2 million related to the Brylane Acquisition, $1.4 million related to the KingSize Acquisition and $0.9 million related to the Chadwick's Acquisition. Acquisition related intangibles and organization cost amortization expense in fiscal 1995 included $4.2 million related to the Brylane Acquisition and $0.5 million related to the KingSize Acquisition.

     OPERATING INCOME. Operating income before acquisition related amortization, extraordinary charge and non-cash compensation expense in fiscal 1996 increased to $64.7 million (9.2% of net sales) from $54.2 million (9.0% of net sales) for fiscal 1995. As a percent of net sales, operating income increased as a result of the decrease in catalog and advertising expense as discussed above and an increase in gross profit, partially offset by an increase in fulfillment and support services expenses.

     INTEREST EXPENSE. Interest expense, net, in fiscal 1996 increased to $24.0 million (3.4% of net sales) from $20.6 million (3.4% of net sales) for fiscal 1995 due to the effects of the borrowings of $35.0 million incurred in connection with the KingSize Acquisition on October 16, 1995 and since December 9, 1996, the effect of the increase in indebtedness for the financing of the Chadwick's Acquisition, partially offset by slightly lower interest rates on the term loans of the 1993 bank credit facility.

FISCAL 1995 COMPARED TO FISCAL 1994

     NET SALES. Net sales for the fifty-three weeks ended February 3, 1996 increased 3.9% to $601.1 million from $578.5 million in the fifty-two weeks ended January 28, 1995. The increase in net sales was primarily due to the inclusion of additional sales resulting from the KingSize Acquisition, as well as the fifty-third week of net sales, and was partially offset by the discontinuance of certain direct sell advertising programs in the fall of 1995. Excluding net sales associated with the KingSize Acquisition, the fifty-third week and the direct sell advertising programs, Brylane's net sales increased 1.2% to $571.2 million in fiscal 1995 from $564.5 million in fiscal 1994. The increase in net sales was primarily due to slightly increased catalog circulation and essentially flat catalog productivity.

     GROSS PROFIT. Gross profit in fiscal 1995 improved to $302.1 million (50.3% of net sales) from $287.7 million (49.7% of net sales) for fiscal 1994. The gross profit for fiscal 1995 and 1994 includes the effect of non-recurring charges of $0.6 million and $2.6 million, respectively, related to the step-up of the value of inventory in connection with the KingSize Acquisition and the Brylane Acquisition, respectively. Excluding the non-recurring inventory charges, gross profit increased to $302.6 million (50.4% of net sales) in fiscal 1995 from $290.3 million (50.2% of net sales) in fiscal 1994. The increase in gross profit, excluding these charges, as a percent of net sales was primarily due to higher initial markups and lower losses on overstock inventory, partially offset by slightly higher promotional markdowns in fiscal 1995 versus fiscal 1994.

     CATALOG AND ADVERTISING EXPENSE. Catalog and advertising expense increased to $174.4 million (29.0% of net sales) in fiscal 1995 from $153.8 million (26.6% of net sales) in fiscal 1994. The increase in catalog and advertising expense as a percent of net sales is primarily due to higher per catalog production costs during fiscal 1995 resulting from increased paper prices and postage rates as discussed below.

     Effective January 1, 1995, the USPS increased postage rates by approximately 14% to 19%. In addition, Brylane experienced increases in its paper costs since the second half of 1994, and paper costs continued to rise during fiscal 1995. In response to these increased costs, Brylane took steps designed to mitigate their impact, including limiting catalog circulation increases by focusing on Brylane's more responsive customers, and reducing the trim size and page count and changing the paper grade of certain of its catalogs. However, Brylane was unable to fully offset these increased paper and postage costs during fiscal 1995.

     FULFILLMENT EXPENSE. Fulfillment expense in fiscal 1995 decreased to $37.3 million (6.2% of net sales) from $41.7 million (7.2% of net sales) in fiscal 1994. As a percent of net sales, fulfillment expense improved primarily due to an increase in net merchandise postage revenue, improved telemarketing costs and reduced credit card processing fees resulting from an amendment to Brylane's Credit Card Agreement with World Financial. Net merchandise postage revenue increased in fiscal 1995 primarily due to an increase in the shipping and handling rates charged to customers, as well as the full year impact of the elimination of Brylane's policy of refunding to customers the postage costs they incur in connection with merchandise returns and exchanges. These changes were implemented in the third quarter of fiscal 1994 in an effort to offset the increase in outgoing postage expense resulting from the January 1, 1995 postage rate increase. Improved telemarketing costs resulted from more efficient management of payroll costs, which was facilitated by the installation of a new telephone switch in fiscal 1994 and a reduction in the rate charged by Brylane's long distance telephone service provider. Finally, Brylane experienced fewer customer service adjustments for non-delivery of packages shipped via the USPS as a result of policy changes made by Brylane in the customer service area.

     SUPPORT SERVICES EXPENSE. Support services expense in fiscal 1995 increased to $37.0 million (6.2% of net sales) from $35.2 million (6.1% of net sales) in fiscal 1994. The increase in support services expense as a percent of net sales is primarily due to higher expenses for staffing in the merchandising, management information systems and human resources areas that were necessary to support the growth of the business.

     AMORTIZATION EXPENSE. Acquisition related intangibles and organization cost amortization expense in fiscal 1995 included $4.2 million related to the Brylane Acquisition and $0.5 million related to the KingSize Acquisition. Acquisition related intangibles and organization cost amortization expense in fiscal 1994 included $4.2 million related to the Brylane Acquisition.

     OPERATING INCOME. Operating income before giving effect to amortization and non-recurring inventory charges associated with the Brylane Acquisition and KingSize Acquisition decreased to $54.2 million (9.0% of net sales) in fiscal 1995 from $60.0 million (10.4% of net sales) in fiscal 1994 as a result of the increase in operating expenses as discussed above, partially offset by the increase in gross profit margin.

     INTEREST EXPENSE. Interest expense, net, in fiscal 1995 increased to $20.6 million (3.4% of net sales) from $19.6 million (3.4% of net sales) in fiscal 1994 due to increased borrowings of $35.0 million incurred in connection with the KingSize Acquisition, higher interest rates during fiscal 1995, and increased letters of credit under the revolving credit facility of the 1993 bank credit facility.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically met its working capital needs, principally building inventory to meet increased sales, and its capital expenditure requirements through funds generated from operations. After the Brylane Acquisition, the KingSize Acquisition and the Chadwick's Acquisition, the Company's liquidity requirements have also included servicing the debt incurred to finance these acquisitions and, to a lesser extent, making tax distributions to Brylane's partners.

     Brylane's cash flow provided by operating activities decreased to $13.0 million in fiscal 1996 from $33.6 million in fiscal 1995. This decrease was primarily due to an increase in accounts receivable as a result of an increase in Brylane's deferred receivables program, as well as the acquisition of Chadwick's, which uses deferred receivables extensively, and an increase in merchandise inventory at February 1, 1997 in order to achieve a better in-stock position, partially offset by an increase in accounts payable and accrued expenses. Brylane's cash balance was $3.3 million at February 1, 1997 compared to $7.5 million at February 3, 1996. The decrease in the cash balance from February 3, 1996 to February 1, 1997 resulted from the use of $23.9 million for financing and investing activities, which included $10.1 million in debt payments on the 1993 bank credit facility prior to the Chadwick's Acquisition and $9.9 million in tax distributions to partners, as well as $3.9 million in capital expenditures discussed below.

     Brylane's capital expenditures were $3.9 million, $7.3 million and $5.3 million for fiscal 1996, 1995 and 1994, respectively. Of the total capital expenditures made in fiscal 1996, the Company spent $2.7 million for the replacement of Brylane's original tilt tray sorter, $0.5 million for other Indianapolis fulfillment center enhancements and $0.3 million for Chadwick's fulfillment center enhancements. The remaining $0.4 million of capital expenditures in fiscal 1996 was spent on miscellaneous improvements to the New York office and Indianapolis fulfillment center. In 1994, Brylane embarked on two major capital expenditure projects designed to increase its capacity and reduce its fulfillment and telemarketing expenses. In 1994 and 1995, Brylane spent a total of $8.0 million to improve its Indianapolis fulfillment center, which consisted primarily of the addition of a second high speed tilt tray sorter, and spent a total of $2.4 million to open Brylane's San Antonio, Texas telemarketing facility, which opened in April 1995. The balance of Brylane's capital expenditures in 1994 and 1995 consisted of $2.2 million for routine maintenance and upgrades.

     The Company's capital expenditures for fiscal 1997 are currently estimated to be $12.5 million, including $3.1 million for a new order entry system for Chadwick's telemarketing operations, $2.6 million for management information systems, $1.6 million for the Chadwick's fulfillment and return processing centers, and $0.9 million for remodeling the stacker cranes at the Indianapolis fulfillment center. The remaining $4.3 million of capital expenditures in fiscal 1997 will be spent on routine maintenance and upgrades for both of Brylane's catalog fulfillment centers. Brylane plans to fund its capital expenditures for fiscal 1997 using cash generated from operations.

     In connection with the Chadwick's Acquisition, the Partnership entered into a Credit Agreement dated December 9, 1996 among Brylane, Morgan Guaranty Trust Company of New York ("Morgan Guaranty"), as administrative agent, Merrill Lynch Capital Corporation ("Merrill Lynch"), as documentation agent, and the other lenders parties thereto, and guaranteed by each of the Company's subsidiaries (the "1996 Bank Credit Facility"), which consists of (i) a $213.0 million five-year term loan (the "Tranche A Term Loan"), (ii) a $70.0 million six-year and three-month term loan (the "Tranche B Term Loan", and collectively with the Tranche A Term Loan, the

"Term Loans"), and (iii) a $125.0 million five-year revolving credit facility (the "Revolving Credit Facility") with a $75.0 million sublimit for letters of credit. The proceeds of the term loans of the 1996 Bank Credit Facility were used to fund a portion of the cash paid upon the closing of the Chadwick's Acquisition (including related fees and expenses) as well as to repay Brylane's then existing indebtedness under its 1993 bank credit facility. The Revolving Credit Facility can be used for letters of credit and general corporate purposes, including working capital needs. The Term Loans require scheduled quarterly principal prepayments over their terms. In addition, Brylane is obligated to make certain mandatory prepayments of the Term Loans and the Revolving Credit Facility under certain circumstances. Borrowings under the Term Loans and the Revolving Credit Facility bear interest at one of two rates selected by the Partnership (i) a margin over the higher of (A) Morgan Guaranty Trust Company of New York's prime rate or (B) the federal funds rate plus 0.5% or (ii) a margin over LIBOR (as defined) for specified interest periods. The margin for each rate may vary based on the ratio of the Partnership's net debt to operating cash flow ratio. The Tranche A Term Loan initially bears interest at LIBOR plus 2.0% and the Tranche B Term Loan initially bears interest at LIBOR plus 2.5%. The Term Loans begin amortizing in May 1997, with aggregate scheduled principal payments of $26.0 million during fiscal 1997 (excluding the effects of the Initial Public Offering). After giving effect to the Initial Public Offering and the use of the net proceeds received therefrom and contributed by Brylane Inc. to the Partnership, and the use of excess cash to repay debt, scheduled principal payments on the Term Loans will aggregate approximately $15.5 million in fiscal 1997 and $24.2 million in fiscal 1998. As of February 1, 1997, the Company had no borrowings under the Revolving Credit Facility and, after giving effect to the issuance of $47.9 million in outstanding letters of credit, which the Company intends to pay through funds generated from operations, had additional capacity under the Revolving Credit Facility of approximately $77.1 million.

     In connection with the Brylane Acquisition, the Partnership issued $125.0 million aggregate principal amount of its senior subordinated notes (the "Senior Subordinated Notes"). The Senior Subordinated Notes bear interest at 10% per annum, payable semi-annually, and mature in 2003. The 1996 Bank Credit Facility and the Indenture dated as of August 30, 1993 among Brylane and Brylane Capital, as Issuers, the subsidiaries of Brylane, as Guarantors, and United States Trust Company of New York, as Trustee (as supplemented, the "Indenture") pursuant to which the Senior Subordinated Notes were issued contain covenants (the "Covenants") that, among other things, restrict the Partnership's ability to incur debt, make distributions, incur liens, make capital expenditures and make investments or acquisitions. During fiscal 1996, Brylane made advances to its partners totaling $9.9 million with respect to their tax liabilities. These advances approximate the tax payments the Partnership would be required to make if it were a tax-paying corporation, rather than a partnership. Brylane's tax distributions, capital expenditures and the Chadwick's Acquisition for fiscal 1996 were in compliance with the Covenants. See "--Certain Tax Matters".

     In connection with the Chadwick's Acquisition, Brylane entered into an Accounts Receivable Purchase Agreement dated as of December 9, 1996 with ADS (as amended on January 27, 1997, the "Receivables Purchase Agreement") pursuant to which ADS has agreed to purchase from the Company eligible customer accounts receivable generated through Chadwick's deferred billing programs. ADS' commitment to purchase receivables is limited to $100.0 million outstanding at any time. ADS will purchase the receivables on a limited recourse basis at a discount from face value. The Company will pay transaction costs including a fee of $0.03 per purchased account, and carrying costs equal to, at the Company's election, LIBOR plus 95 basis points or the lesser of (a) a defined prime rate plus 15 basis points and (b) the federal funds rate plus 110 basis points. The receivables purchase facility has a three-year term and is subject to early termination upon occurrence of certain events, including chargebacks and customer default ratios above specified levels or an uncured default by the Partnership under its 1996 Bank Credit Facility. See "Item 13. Certain Relationships and Related Transactions--Additional Agreements--Accounts Receivable Purchase Agreement".

     While no assurances can be given in this regard, based on current and projected operating results and giving effect to the reductions in its total indebtedness as a result of the use of the proceeds from the Initial Public Offering, the Company believes that cash flow from operations will provide adequate funds for ongoing operations, debt service on its indebtedness (including scheduled prepayments under the 1996 Bank Credit Facility), tax distributions to its partners and planned capital expenditures for the foreseeable future. In addition, the Company will have availability under the Revolving Credit Facility to finance seasonal working capital needs.

SEASONALITY

     See "Item 1. Business--Seasonality" for a discussion of factors which influence the Company's quarterly sequence of revenue and operating income.

INFLATION AND FOREIGN CURRENCY EXPOSURE

     The results of operations for the periods discussed have not been significantly affected by inflation. Foreign purchase orders are all denominated in U.S. dollars and, therefore, foreign currency fluctuations are not material to the Company's operating results.

CERTAIN TAX MATTERS

     DEPRECIATION AND AMORTIZATION. FS&Co. and The Limited have treated the Brylane Acquisition for federal income tax purposes as a purchase by the Partnership of a proportionate part of the assets of Brylane (approximately 57% of each asset) and as a contribution by certain affiliates of The Limited of the remaining portion of such assets. See "Item 1. Business--History and Background". FS&Co. and The Limited have allocated a substantial portion of the purchase price paid for the purchased portion of the assets to intangible assets which are being amortized for federal income tax purposes over a 15-year period.

     The Partnership has elected under Section 754 of the Internal Revenue
Code of 1986, as amended (the "Internal Revenue Code"), for its 1996 tax year to increase the tax basis of its assets by approximately $50.7 million to reflect the federal tax gain that The Limited and its affiliates recognized in connection with the Limited Stockholder's contribution to the Company of its partnership interest in the Partnership pursuant to the Exchange Transaction. A substantial portion of this adjustment in tax basis will be allocated to intangible assets, which will be amortized for federal income tax purposes over 15 years. This adjustment to tax basis does not require a comparable basis adjustment in the Company's financial statements, but the future tax benefit that the Company will recognize through the amortization thereof for tax purposes is included in a deferred tax asset of approximately $19.1 million.

     TAX DISTRIBUTION. To the extent that the partners of the Partnership, other than The Limited, Leeway & Co., NYNEX and WearGuard, recognized taxable income resulting from the allocation of income of the Partnership prior to the consummation of the Exchange Transaction, pursuant to the Partnership Agreement, such partners received a distribution to cover their federal and state tax liabilities attributable thereto. Since such a distribution was payable, The Limited, Leeway & Co., NYNEX and WearGuard also received a proportionate distribution to cover their respective tax liabilities on their respective share of the same amount of Partnership income. During fiscal 1996, the Partnership made advances to its partners totaling $9.9 million with respect to their tax liabilities. These advances approximate the tax payments the Partnership would be required to make if it were a tax-paying corporation, rather than a partnership. Subsequent to the Exchange Transaction, the Partnership will continue to make tax distributions to its current partners.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K".


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following individuals are the current executive officers of the Partnership or its subsidiaries (including B.L. Management and K.S. Management, each of which provide management services to Brylane) and the current members of the Board of Representatives of Brylane (the "Board"):

NAME                          AGE                         POSITION
----                          ---                         --------
Peter J. Canzone...........    67   Chief Executive Officer, Chairman of the Board and
                                      Member of the Board
William C. Johnson(1)(2)...    57   Vice Chairman of the Board and Member of the
                                      Board
Sheila R. Garelik..........    52   President
Robert A. Pulciani.........    56   Executive Vice President, Chief Financial Officer and
                                      Secretary
Richard L. Bennett.........    65   Senior Vice President-Human Resources
Jessie Bourneuf............    47   President-KingSize
William G. Brosius.........    60   Senior Vice President-Operations/Customer Service
Bruce G. Clark.............    52   Senior Vice President-Telemarketing
Kevin Doyle................    43   Vice President/General Manager-Roaman's
Kevin McGrain..............    42   Vice President/General Manager-Sears Business
Carol Meyrowitz............    43   Executive Vice President-Chadwick's Merchandising
Loida Noriega-Wilson.......    41   Vice President/General Manager-Lerner
Dhananjaya K. Rao..........    48   President and Chief Executive Officer-Chadwick's
Jules Silbert..............    69   Senior Vice President-Marketing/New Business
                                    Development
Arlene Silverman...........    47   Senior Vice President/General Manager-Lane Bryant
Mark J. Doran..............    33   Member of the Board
Samuel P. Fried(1).........    45   Member of the Board
William K. Gerber..........    43   Member of the Board
John M. Roth(1)............    38   Member of the Board
Ronald P. Spogli(1)........    49   Member of the Board

----------------
(1) Member of Compensation Committee.
(2) Member of Audit Committee.

     Mr. Canzone has been Chief Executive Officer of Brylane and its predecessor since 1978 and also served as President of Brylane and its predecessor from 1978 until July 1996. In connection with the Brylane Acquisition, Mr. Canzone became a member of the Board and was elected Chairman of the Board in June 1995. Between 1969 and 1978, Mr. Canzone was employed by Lane Bryant in a variety of merchandising positions.

     Mr. Johnson became a member of the Board on February 18, 1994 and was elected Vice Chairman of the Board in June 1995. From March 1990 until December 1994, Mr. Johnson served as Chief Executive Officer of Grolier Incorporated. Prior to joining Grolier Incorporated, from 1982 to 1989, Mr. Johnson served as Chairman of the Board and Chief Executive Officer of Fingerhut Corporation.

     Ms. Garelik has been President of Brylane since July 1996. Ms. Garelik served as Executive Vice President/President-Lane Bryant from the Brylane Acquisition until July 1996, and served as Executive Vice President/General Manager of Roaman's from 1989 until the Brylane Acquisition. Between 1969 and 1989, Ms. Garelik was employed by Brylane's predecessor in a variety of merchandising positions.

     Mr. Pulciani has been Executive Vice President, Chief Financial Officer and Secretary of Brylane and its predecessor since May 1993. Mr. Pulciani joined Brylane in 1988, and served as Senior Vice President and Chief

Financial Officer from May 1988 to May 1993. Prior to joining Brylane, Mr. Pulciani was Vice President and Controller of Carson Pirie Scott.

     Mr. Bennett has been Senior Vice President-Human Resources of Brylane and its predecessor since March 1986. Mr. Bennett joined Brylane in 1983, and served as Vice President-Human Resources from 1983 to March 1986. Prior to joining Brylane, Mr. Bennett was with Dayton Hudson from 1975 to 1983 as Director of Employee Relations/Personnel.

     Ms. Bourneuf has been President of the Company's KingSize business since the KingSize Acquisition in October 1995. Prior to joining Brylane, Ms. Bourneuf served as President of the KingSize catalog division of WearGuard since 1989. From 1981 to 1989, Ms. Bourneuf served as Senior Vice President of Marketing of WearGuard, and from 1978 to 1980, Ms. Bourneuf served as Marketing Director of Talbots.

     Mr. Brosius has been Senior Vice President-Operations/Customer Service of Brylane and its predecessor since October 1987. Mr. Brosius joined Brylane in 1969, and served as Vice President-Fulfillment from 1979 to October 1987.

     Mr. Clark has been Senior Vice President-Telemarketing of Brylane and its predecessor since May 1988. Mr. Clark also served as Senior Vice President-MIS/Telemarketing from May 1988 to April 1997. Mr. Clark joined Brylane in 1983, and served as Vice President-MIS/Telemarketing from 1983 to May 1988. Prior to joining Brylane, Mr. Clark was a Partner with Arthur Andersen & Co.

     Mr. Doyle has been Vice President/General Manager-Roaman's since November 1996. Mr. Doyle joined Brylane in 1975 and served as Control Buyer, Assistant Buyer, Associate Buyer, Buyer and Senior Buyer over a period of 14 years. Mr. Doyle also served as Merchandise Director of Lane Bryant from August 1989 until September 1993 and served as General Merchandise Manager of Roaman's from September 1993 to November 1996.

     Mr. McGrain was appointed Vice President/General Manager of the Company's Sears Business in August 1995. Mr. McGrain joined Brylane in September 1988 and was Vice President-Controller of Lerner from May 1992 to August 1995.

     Ms. Meyrowitz has been Executive Vice President-Merchandising of the Company's Chadwick's business since the Chadwick's Acquisition in December 1996. From May 1996 to December 1996, Ms. Meyrowitz served as Executive Vice President-Merchandising of Chadwick's, Inc. From March 1991 to May 1996, Ms. Meyrowitz served as Senior Vice President and General Merchandise Manager of Chadwick's, Inc. Previously, Ms. Meyrowitz was General Merchandise Manager at Chadwick's from March 1990 to March 1991, and Vice President and Senior Merchandise Manager from January 1989 to March 1990. Prior to that, Ms. Meyrowitz was Vice President and Divisional Merchandise Manager of the Hit or Miss Division of TJX from 1986 to 1989, and she was a Buyer at the Hit or Miss Division from 1983 to 1986.

     Ms. Noriega-Wilson joined Brylane in April 1995 as Vice President/General Manager-Lerner. Prior to joining Brylane, Ms. Noriega-Wilson served as Vice President of Merchandising of Montgomery Ward Direct from February 1993 to February 1995. From September 1992 to January 1993, Ms. Noriega-Wilson served as Vice President of Merchandising for Clegg Industries, an independent private investment group. From 1988 to July 1992, Ms. Noriega-Wilson served as Vice President of Merchandising & Marketing of Together Limited in London, England. Prior to that, Ms. Noriega-Wilson was with Spiegel for 10 years, where she served as Divisional Merchandise Manager from 1986 to 1988.

     Mr. Rao has been President and Chief Executive Officer of the Company's Chadwick's business since the Chadwick's Acquisition in December 1996. From May 1996 to December 1996, Mr. Rao served as President and Chief Executive Officer of Chadwick's, Inc. From January 1995 to May 1996, Mr. Rao served as Senior Vice President, Operations and Marketing of Chadwick's, Inc. Previously, Mr. Rao worked at the T. J. Maxx Division of TJX from 1978 until 1995. His management positions during such time included Senior Vice President of Distribution and Financial Planning and Analysis from November 1994 to January 1995, Senior Vice President of Distribution, Merchandise Planning and Inventory Management from 1991 to 1994, Senior Vice President and Director of Distribution from 1989 to 1991 and Vice President and Director of Distribution from 1981 to 1989.

     Mr. Silbert has been Senior Vice President-Marketing/New Business Development of Brylane since July 1995. From December 1993 to July 1995, Mr. Silbert served as Vice President-New Business Development of Brylane. Prior to joining Brylane, Mr. Silbert was President of The Silbert Group, Inc., an independent management consulting firm, since April 1982. From 1978 to April 1982, Mr. Silbert served as the President of the retail stores division of the Lane Bryant Company. From 1970 to 1978, Mr. Silbert served as the President of the catalog retail division of the Lane Bryant Company.

     Ms. Silverman has been Senior Vice President/General Manager-Lane Bryant since August 1996 and previously served as Senior Vice President/General Manager-Roaman's from February 1995 to August 1996. Ms. Silverman joined Brylane in 1973, and served as Division Merchandise Manager from May 1989 to May 1991, and served as Vice President of Roaman's from May 1991 to February 1995.

     Mr. Doran became a member of the Board in January 1995 and is one of the FS&Co. nominees to the Board. Mr. Doran joined FS&Co. in 1988. Previously, Mr. Doran was employed in the high yield bond department of Kidder Peabody & Co. Incorporated. Mr. Doran is also a director of EnviroSource, Inc.

     Mr. Fried became a member of the Board in connection with the Brylane Acquisition and is one of The Limited nominees to the Board. Mr. Fried has been Vice President and General Counsel of The Limited since joining The Limited in November 1991. Mr. Fried became Vice President, Secretary and General Counsel of Intimate Brands, Inc., a subsidiary of The Limited, in May 1995, and Vice President of Ambercrombie & Fitch in June 1996. Prior to joining The Limited, from February 1987 to October 1991, Mr. Fried served as Vice President, Secretary and General Counsel of Exide Corporation.

     Mr. Gerber became a member of the Board in connection with the Brylane Acquisition and is one of The Limited nominees to the Board. Mr. Gerber has been Vice President of Finance of The Limited since July 1993, Vice President of Intimate Brands, Inc. since May 1995, and Vice President of Ambercrombie & Fitch since June 1996. From August 1987 to June 1993, Mr. Gerber was Vice President and Corporate Controller of The Limited. Mr. Gerber joined The Limited in 1983 and held various financial positions at The Limited Stores division of The Limited between 1983 and 1987.

     Mr. Roth became a member of the Board in connection with the Brylane Acquisition and is one of the FS&Co. nominees to the Board. Mr. Roth joined FS&Co. in March 1988 and became a general partner in March 1993. Mr. Roth is also a director of EnviroSource, Inc.

     Mr. Spogli is a founding partner of FS&Co., a private investment firm that was founded in 1983. Mr. Spogli became a member of the Board in connection with the Brylane Acquisition and is one of the FS&Co. nominees to the Board. Mr. Spogli is the Chairman of the Board and a Director of EnviroSource, Inc. Mr. Spogli also serves on the Board of Directors of Buttrey Food and Drug Stores Company.

     The Board consists of three nominees of VGP Corporation, the general partner of the Partnership ("VGP"), two nominees of The Limited, the Chief Executive Officer of Brylane and an additional representative mutually agreed to by VGP and The Limited. The Company intends that, in addition to Mr. Johnson, one additional independent representative will serve on the Board and the Audit Committee. The second independent representative will be added as soon as an appropriate individual is identified and agrees to serve.

     Each member of the Board is elected to hold office until his respective successor is elected and qualified. Officers serve at the discretion of the Board. The Board has a Compensation Committee, which administers the Company's stock, option and other compensation plans, and an Audit Committee, which reviews the results and scope of the audit and other services provided by the Company's independent auditors.

     The members of the Board do not receive compensation for services on the Board but are reimbursed for their out-of-pocket expenses in serving on the Board. Similarly, the members of the Board do not receive compensation for services on any committee of the Board. There are no family relationships between any officers or members of the Board.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and the other four most highly compensated executive officers (the "Named Executive Officers") for their services to the Partnership for (i) the 1996 fiscal year, (ii) the 1995 fiscal year, and (iii) the 1994 fiscal year.

                          SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM
                                                                                         COMPENSATION(3)
                                                                                       ------------------
                                                          ANNUAL COMPENSATION               OPTIONS TO
                                                       -------------------------            PURCHASE             ALL OTHER
      NAME AND PRINCIPAL POSITION          PERIOD       SALARY(1)    BONUS(1)(2)        PARTNERSHIP UNITS      COMPENSATION(4)
--------------------------------------   -----------   ----------    -----------       ------------------      ---------------
Peter J. Canzone.......................  Fiscal 1996   $552,750      $421,464               24,000(5)              $118,358
 Chief Executive Officer                                                                   250,000(6)
 and Chairman of the Board               Fiscal 1995    520,500       196,602               20,000(5)               106,393
                                         Fiscal 1994    491,000       361,427                   --                  111,933

Sheila R. Garelik......................  Fiscal 1996    364,542       244,484               18,000(5)                69,009
 President                                                                                  43,750(6)
                                         Fiscal 1995    318,500       155,043               10,000(5)                65,125
                                         Fiscal 1994    297,750       204,128                   --                   65,961

Robert A. Pulciani.....................  Fiscal 1996    286,583       185,059               12,000(5)                55,166
 Executive Vice President,                                                                  36,459(6)
 Chief Financial Officer,                Fiscal 1995    266,750        85,383                6,000(5)                52,767
 Secretary and Treasurer                 Fiscal 1994    250,500       155,982                   --                   55,204

Jules Silbert..........................  Fiscal 1996    282,833       165,898                6,000(5)                47,380
 Senior Vice President-                                                                     20,000(6)
 Marketing/New Business                  Fiscal 1995    270,000        77,335                6,000(5)                41,749
 Development                             Fiscal 1994    222,083       109,424                   --                    4,843

Bruce G. Clark.........................  Fiscal 1996    219,083       115,662                5,000(5)                41,349
 Senior Vice President-                                                                     34,375(6)
 Telemarketing                           Fiscal 1995    205,750        53,877                5,500(5)                38,569
                                         Fiscal 1994    193,250        98,480                   --                   40,087

___________________
(1) Included in the aggregate of salary and bonus is an amount of compensation that was deferred at the election of each Named Executive Officer. For fiscal 1996, Messrs. Canzone, Pulciani, Silbert and Clark, and Ms. Garelik, elected to defer $97,421, $115,581, $67,310, $66,949 and $152,256, respectively, of their aggregate salary and bonus for such period. For fiscal 1995, Messrs. Canzone, Pulciani, Silbert and Clark, and Ms. Garelik, elected to defer $71,710, $46,818, $52,100, $40,626 and $111,911, respectively, of their aggregate salary and bonus for such period. For fiscal 1994, Messrs. Canzone, Pulciani, Silbert and Clark, and Ms. Garelik, elected to defer $85,243, $40,648, $12,109, $39,405 and $86,959, respectively, of their aggregate salary and bonus for such period.
(2) Bonuses were earned during the six-month seasons ended July 30, 1994, January 28, 1995, July 29, 1995, February 3, 1996, August 3, 1996 and
    February 1, 1997, but were not paid until August 1994, February 1995, August 1995, February 1996, August 1996 and February 1997, respectively. See "-- Performance Bonus Program" for a discussion of Brylane's bonus program in which the above-named individuals are entitled to participate.
(3) For each of the periods set forth in the table above, no Named Executive Officer received aggregate Other Annual Compensation in excess of the lesser of $50,000 or 10% of the total of such officer's salary and bonus, nor did any such Named Executive Officer receive any restricted stock award, stock appreciation right or payment under any long-term incentive plan.
(4) In fiscal 1996, fiscal 1995 and fiscal 1994, these amounts consist of approximately $5,000, $5,000 and $5,000, respectively, under a supplemental medical benefits plan (except for Mr. Silbert who was not eligible to receive any benefits under such plan during the periods shown), with the balance consisting of deferred compensation in the form of a matching contribution by the Partnership under the Deferred Compensation Plan (as defined herein), a cash contribution by the Partnership under the Retirement Plan (as defined herein), and a contribution by the Partnership under the Supplemental Retirement Plan (as defined herein), where applicable. See "-- Deferred Compensation Plan" and "--Retirement Plans". In 1996, Messrs. Canzone, Pulciani, Silbert and Clark, and Ms. Garelik, earned (i) $58,453, $28,299, $26,924, $20,085 and $36,542, respectively, under the Deferred
    Compensation Plan; (ii) $10,119, $10,119, $8,619, $10,119 and $10,119,
    respectively, under the Retirement Plan (which was not paid until April
    1997); and (iii) $44,786, $11,748, $11,837, $6,145 and $17,348,
    respectively, under the Supplemental Retirement Plan. In 1995, Messrs. Canzone, Pulciani, Silbert and Clark, and Ms. Garelik, earned (i) $43,026, $21,128, $20,840, $15,578 and $28,413, respectively, under the Deferred
    Compensation Plan; (ii) $10,164, $10,164, $8,664, $10,164 and $10,164,
    respectively, under the Retirement Plan (which was not paid until May 1996); and (iii) $48,203, $16,475, $12,245, $7,827 and $21,548, respectively, under the Supplemental Retirement Plan. In 1994, Messrs. Canzone, Pulciani, Silbert and Clark, and Ms. Garelik, earned (i) $51,146, $24,389, $4,843, $17,504 and $30,113, respectively, under the Deferred Compensation Plan;
    (ii) $10,182, $10,182, $0, $10,182 and $10,182, respectively, under the
    Retirement Plan (which was not paid until May 1995); and (iii) $45,605, $15,633, $0, $7,401 and $20,666, respectively, under the Supplemental Retirement Plan. Mr. Silbert was not eligible to participate in the Retirement Plan or the Supplemental Retirement Plan in fiscal 1994. Mr. Silbert became eligible to participate in the Deferred Compensation Plan on January 1, 1995.
(5) These options were granted to the Named Executive Officers in 1995 and 1996 pursuant to the Partnership's 1995 Partnership Unit Option Plan. As a result of the Exchange Transaction, an option to purchase one share of Common Stock was issued in substitution for each outstanding option to purchase one partnership unit. See "--Option Plans--1995 Option Plan".
(6) These options were granted to the Named Executive Officers in 1993 (or in the case of Mr. Silbert, in 1994) pursuant to the Partnership's 1993 Performance Partnership Unit Option Plan. In connection with the Chadwick's Acquisition, the Partnership amended the options which were previously granted to the Named Executive Officers in 1993 (or in the case of Mr. Silbert, in 1994) pursuant to the Partnership's 1993 Performance Partnership Unit Option Plan. As a result of the Exchange Transaction, an option to purchase one share of Common Stock was issued in substitution for each outstanding option to purchase one partnership unit. See "--Option Plans-- 1993 Performance Option Plan".

EMPLOYMENT AGREEMENTS

     B.L. Management has entered into employment agreements with each of Messrs. Canzone, Pulciani, Silbert and McGrain and with Mmes. Garelik, Noriega-Wilson and Silverman, which agreements commenced on May 1, 1996. These agreements provide for annual salaries for each of these individuals which currently are $555,000, $288,000, $284,000, $185,000, $385,000, $210,000 and $225,000,
respectively. In addition, the Partnership has entered into comparable employment agreements with each of Messrs. Bennett, Brosius and Clark which provide for annual salaries which currently are $210,000, $204,000 and $220,000, respectively. Each of the employment agreements entered into by B.L. Management and the Partnership will expire on or about April 30, 1997, but will be automatically renewable for one-year terms thereafter, unless notice is given as specified in such employment agreements. On July 15, 1996, B.L. Management entered into an amendment to the employment agreement with Ms. Garelik which reflects Ms. Garelik's promotion to President of the Partnership and her corresponding increased compensation and bonus plan participation. In the event that the employment of any of these individuals is terminated without "cause" or the individual resigns for "good reason" (as such terms are defined in the employment agreements), Brylane will be required to pay such individual's base salary (reduced by any salary earned from other sources) for the greater of (i) the remainder of the term of the applicable employment agreement or (ii) nine months (or six months in the case of one executive). The employment agreements also provide for (i) the payment of one year's salary upon termination of employment by reason of death or disability (less any amounts paid to such individuals under any disability plans), and (ii) with respect to the termination of any of these individuals other than for "cause", the payment of a pro rata portion of any bonuses or incentive compensation payable with respect to any
period commencing prior to the date of such individual's termination.   In
addition, the employment agreements provide that each executive will not compete with Brylane for a period of twelve months after termination (subject to certain exceptions), unless the executive terminates his or her employment for "good reason".

     The Partnership has entered into employment agreements with each of Mr. Rao and Ms. Meyrowitz, which agreements commenced on December 9, 1996 and will continue for a three-year term. These agreements provide for annual salaries of $340,000 for Mr. Rao and $325,000 for Ms. Meyrowitz and for participation in Chadwick's performance bonus programs. Upon termination of these employment agreements, the Partnership has agreed, subject to certain conditions, to enter into new employment agreements on terms substantially similar to those contained in the employment agreements described above for B.L. Management. Prior to this time, in the event the employment of either of these individuals is terminated without "cause" or if the individual resigns for "good reason" (as such terms are defined in the employment agreements), the Partnership will be required to pay such individual's base salary (reduced by compensation from other employment after the first 12 months of the period) for the longer of (i) one year or (ii) the remainder of the term of the applicable employment agreement, continue certain benefits, and make prorated bonus payments. The Rao and Meyrowitz employment agreements also provide for the payment of an amount equal to two times such individual's annual base salary, along with certain additional benefits, in the event such individual's employment terminates under certain circumstances for the two year period following a "change of control" (as defined). Upon a change of control, whether or not an individual's employment terminates, the agreements provide for the immediate, lump sum payment of certain bonus amounts. In addition, these employment agreements provide that, subject to certain exceptions, such executives will not compete with the Partnership for a period of 12 months after termination of employment by the Company under certain circumstances.

STOCK SUBSCRIPTION PLAN

     In connection with the Brylane Acquisition, VP Holding adopted a Stock Subscription Plan (as amended, the "Subscription Plan") pursuant to which an aggregate of 453,000 shares of the common stock of VP Holding (the "VP Holding Employee Shares") were issued, at a purchase price of $10.00 per share, to certain members of management and certain other key employees of the Partnership (or its subsidiaries) or members of the Board of Representatives of the Partnership. Subsequent to the Brylane Acquisition, the Subscription Plan was amended to provide for the issuance of up to an aggregate of 653,000 VP Holding Employee Shares pursuant to the Subscription Plan, and additional VP Holding Employee Shares were purchased by new employees of the Partnership, B.L. Management and K.S. Management in connection with their employment. Pursuant to the terms of the Subscription Plan, participants who chose not to pay the entire purchase price of their subscription in cash could elect to pay up to 50% of such purchase price through the delivery of a five-year, full recourse promissory note, bearing interest at the rate of interest designated by Morgan Guaranty Trust Company of New York as the prime rate at the time of purchase (which at the time of the Brylane Acquisition was approximately 6%). In a few instances, the portion of the purchase price paid by promissory note was greater than 50% of the total purchase price. Accrued interest on the promissory notes is payable quarterly, and the principal balance of, including all accrued and unpaid interest on, the promissory notes is payable in full at maturity. The VP Holding Employee Shares were pledged to VP Holding, in order to secure repayment of the promissory notes. As of February 1, 1997, of the aggregate purchase price of approximately $5.2 million paid for the VP Holding Employee Shares (net of repurchases), promissory notes in the aggregate amount of approximately $2.5 million have been delivered under the Subscription Plan.

     On August 30, 1993, the following executive officers purchased the number of VP Holding Employee Shares set forth after their names at a purchase price of $10.00 per share: Mr. Canzone, 100,000; Ms. Garelik, 40,000; Mr. Pulciani, 25,000; Mr. Clark, 25,000; Mr. Bennett, 22,500; Mr. Brosius, 22,500; Ms.
Silverman, 15,000; Mr. McGrain, 15,000; and Mr. Doyle, 5,000. For these individuals, $500,000, $200,000, $125,000, $125,000, $112,500, $112,500,
$75,000, $150,000 and $50,000 of their purchase price, respectively, was financed through the delivery of promissory notes on the terms described above. Subsequent to the Brylane Acquisition and in connection with their employment with B.L. Management, the Partnership and K.S. Management, respectively, Mr. Silbert, Ms. Noriega-Wilson and Ms. Bourneuf purchased 20,000, 15,000 and 7,500 VP Holding Employee Shares, respectively, at a purchase price of $10.00, $15.00 and $15.00 per VP Holding Employee Share, respectively, for which $100,000, $112,500 and $0 of their purchase price, respectively, was financed through the delivery of promissory notes on the terms described above. Subsequent to the Brylane Acquisition and in connection with his election to the Board of

Representatives of the Partnership, Mr. Johnson purchased 30,000 VP Holding Employee Shares at a purchase price of $10.00 per share.

     All of the VP Holding Employee Shares were purchased pursuant to Stock Subscription Agreements which contained certain restrictions on transfer, repurchase rights and obligations, rights of first refusal, "drag along" rights and "tag along" rights.

     In connection with the Initial Public Offering, Brylane Inc. adopted the Brylane Inc. 1996 Stock Subscription Plan (the "Brylane Subscription Plan"), which in part, supersedes and acts as a successor to the Subscription Plan adopted by VP Holding in connection with the Brylane Acquisition. Participants in the Brylane Subscription Plan are all of the members of management of Brylane other than the Named Executive Officers, Messrs. Johnson, Bennett and Brosius, and Mmes. Bourneuf and Noriega-Wilson. Brylane Inc. has reserved 653,000 shares of Common Stock for issuance under the Brylane Subscription Plan and the Brylane Inc. 1996 Senior Management Stock Subscription Plan, collectively, including shares issued in exchange for shares of common stock of VP Holding. Pursuant to the terms of the Stock Subscription Agreements (as defined in the Subscription
Plan) entered into by each of the participants in the Subscription Plan, as a result of the Initial Public Offering, each of these participants has exchanged their VP Holding Employee Shares for shares of Common Stock of Brylane Inc. (the "Brylane Inc. Employee Shares"), at the rate of one Brylane Inc. Employee Share for each VP Holding Employee Share. See "Item 12. Security Ownership" and "Item
13. Certain Relationships and Related Transactions--The Exchange Transaction". These individuals have also entered into new stock subscription agreements which reflect the reconfiguration of the Partnership and the creation of Brylane Inc. In addition, the Brylane Inc. Employee Shares have been pledged to Brylane Inc. in order to secure repayment of the promissory notes issued at the time of purchase of the VP Holding Employee Shares. If a participant's employment with Brylane Inc., the Partnership or a subsidiary is terminated for any reason prior to August 30, 1997, Brylane Inc. will retain the right to repurchase such participant's Brylane Inc. Employee Shares at fair market value (as defined).

SENIOR MANAGEMENT STOCK SUBSCRIPTION PLAN

     In connection with the Initial Public Offering, Brylane Inc. has adopted the Brylane Inc. 1996 Senior Management Stock Subscription Plan (the "Senior Management Plan"), which in part, supersedes and acts as a successor to the Subscription Plan with respect to the VP Holding Employee Shares purchased by the Named Executive Officers, Messrs. Johnson, Bennett and Brosius, and Mmes. Bourneuf and Noriega-Wilson (collectively, the "Senior Management Investors"). Pursuant to the terms of the Stock Subscription Agreements entered into by each of the Senior Management Investors participating in the Subscription Plan, as a result of the Initial Public Offering, each of the Senior Management Investors has exchanged his or her VP Holding Employee Shares for Brylane Inc. Employee Shares, at the same rate of exchange described above in "--Stock Subscription Plan". See "Item 12. Security Ownership" and "Item 13. Certain Relationships and Related Transactions--The Exchange Transaction". The Senior Management Investors have entered into new stock subscription agreements (the "Senior Management Agreements") which reflect the reconfiguration of the Partnership and the creation of Brylane Inc. If a Senior Management Investor's employment with Brylane Inc., the Partnership or a subsidiary is terminated for any reason prior to August 30, 1997, Brylane Inc. will retain the right to repurchase such Senior Management Investor's Brylane Inc. Employee Shares at fair market value (as defined in the Senior Management Agreements). Until May 27, 1998, Brylane Inc. may be required to repurchase Mr. Johnson's Brylane Inc. Employee Shares at the greater of $10.00 per share or fair market value in the event of Mr. Johnson's death or disability.

OPTION PLANS

     1993 Performance Option Plan

     In connection with the Brylane Acquisition, the Partnership adopted its 1993 Performance Partnership Unit Option Plan (as amended, the "1993 Option Plan"), pursuant to which officers and key employees of the Partnership (or its subsidiaries) were granted the right to purchase an aggregate of 579,584 partnership interests (in the form of units) in the Partnership, at a price of $10.00 per unit. As amended, an aggregate amount of 779,584 units were reserved for issuance upon the exercise of options granted under the 1993 Option Plan, and additional options were granted to new employees of the Partnership, B.L. Management and K.S. Management in connection with their employment. On August 30, 1993, Messrs. Canzone, Pulciani, Clark, Bennett, Brosius, McGrain and Doyle, and Mmes. Garelik and Silverman were granted the right to purchase 250,000, 36,459, 34,375, 31,250, 31,250, 11,250, 3,750, 43,750
and 11,250 partnership units, respectively, at a price of $10.00 per unit. Subsequent to the Brylane Acquisition and in connection with their employment with B.L. Management, the Partnership and K.S. Management, respectively, Mr. Silbert, Ms. Noriega-Wilson and Ms. Bourneuf were granted options to purchase 20,000, 15,000 and 25,000 partnership units, respectively, at a price of $10.00, $10.00 and $15.00 per unit, respectively. Subsequent to the Brylane Acquisition and in connection with his election to the Board of Representatives of the Partnership, Mr. Johnson was granted the right to purchase 20,000 partnership units at a price of $10.00 per unit.

     In connection with the Chadwick's Acquisition, the Board of Representatives of the Partnership authorized an amendment to the existing option agreements previously entered into pursuant to the 1993 Option Plan that revised the performance criteria for the vesting of the options subject thereto to include the cash flow from the acquisition of the KingSize and Chadwick's businesses, to change the outside vesting date of the options from August 30, 2008 to August 30, 2002, and to change the term of such options from 16 years to 10 years. The 1993 Option Plan was amended as well to provide that options granted thereunder may have a term no longer than 10 years. As amended, substantially all options become exercisable in full (i) on August 30, 1998, upon the determination by the Board (or a committee thereof) that the Company has achieved an aggregate targeted earnings before interest, income taxes, depreciation and amortization of $323.0 million for the four and one-half year period ending January 31, 1998, or (ii) on August 30, 2002. In addition, the exercise price of the options outstanding under the 1993 Option Plan was increased from $10.00 per partnership unit to $15.00 per partnership unit. The Partnership has incurred a non-cash compensation expense of approximately $3.1 million related to this amendment to the options outstanding under the 1993 Option Plan. Approximately $2.4 million of this expense was incurred in the fourth quarter of fiscal 1996 and the remaining $0.7 million will be incurred in fiscal 1997.

     As of February 1, 1997, options for the purchase of a total of 644,584 partnership units, at a price of $15.00 per unit, were outstanding under the 1993 Option Plan, and options for the purchase of 135,000 units remained available for issuance. As of April 25, 1997, no options were exercisable under the 1993 Option Plan.

     In connection with the Initial Public Offering, Brylane Inc. adopted the Brylane Inc. 1996 Performance Stock Option Plan (the "Brylane 1996 Performance Option Plan"), which supersedes and acts as the successor to the 1993 Option Plan. An aggregate of 779,584 shares of Common Stock have been reserved for issuance under the Brylane 1996 Performance Option Plan. Pursuant to the Exchange Transaction, all options to purchase partnership units in the Partnership granted pursuant to the 1993 Option Plan have terminated, and each optionee has been granted a substitute option to purchase one share of Common Stock of Brylane Inc., at an exercise price per share equal to the exercise price per unit of the options exchanged, for each partnership unit purchasable by the optionee under the 1993 Option Plan, pursuant to new option agreements which contain terms and conditions which are substantially similar to those contained in the original option agreements entered into pursuant to the 1993 Option Plan. Prior to the Initial Public Offering, the form of option agreement under the 1996 Brylane Performance Option Plan and the 1996 Brylane Performance Option Plan itself were amended in the same manner as the 1993 Option Plan and the option agreements thereunder. As amended, all options granted under the Brylane 1996 Performance Option Plan vest in the same manner as the options under the 1993 Option Plan and terminate 10 years from the date of grant of the options under the 1993 Option Plan (if not sooner due to termination of employment).

     1995 Option Plan

     In 1995, the Partnership adopted its 1995 Partnership Unit Option Plan (the "1995 Option Plan") and reserved 500,000 partnership units for issuance upon the exercise of options granted under the 1995 Option Plan. Under the 1995 Option Plan, officers, key employees, certain members of the Board of Representatives and consultants of the Partnership (or its subsidiaries) may be granted the right to purchase partnership units in the Partnership. All options (other than the Substitute Options discussed below) terminate seven years from the date of grant (if not sooner due to termination of employment). All options (other than the Substitute Options discussed below) become exercisable in three equal installments on the first, second and third anniversaries of the date of grant. On September 21, 1995, Messrs. Canzone, Johnson, Pulciani, Silbert, Clark, Bennett, Brosius, McGrain and Doyle, and Mmes. Garelik, Noriega-Wilson and Silverman were granted the right to purchase 20,000, 25,000, 6,000, 6,000, 5,500, 5,000, 5,000, 3,000, 1,000, 10,000, 4,000 and 4,000 partnership units, respectively, at a price of $15.00 per unit and a term of 7 years. In connection with her employment with K.S. Management, on March 25, 1996, Ms. Bourneuf was granted the right to purchase 4,000 partnership units at a price of $15.00 per unit and a term of 7 years. On July 15, 1996, Messrs. Canzone, Pulciani, Silbert, Clark, Bennett, Brosius, McGrain and Doyle, and Mmes. Garelik, Bourneuf, Noriega-Wilson and Silverman were granted the right to purchase 24,000, 12,000, 6,000, 5,000, 6,000, 6,000, 4,000, 2,000, 18,000,
4,000, 6,000 and 6,000 partnership units, respectively, at a price of $19.00 per unit and a term of 7 years.

     In connection with the Chadwick's Acquisition, the Board of Representatives of the Partnership authorized amendments to the 1995 Option Plan to (i) increase the number of partnership units which may be issued pursuant to the exercise of options granted under the 1995 Option Plan from 500,000 to 1,700,000; (ii) permit the Board or the Committee (as defined) to grant options with a term of up to 10 years; and (iii) permit the Board or the Committee, in the case where the Partnership acquires a new company or business, to grant substitute options under the 1995 Option Plan (the "Substitute Options") in exchange for options granted to a Participant (as defined) by the Participant's former employer, with such term, exercise price and vesting criteria as are necessary to preserve the economic value of the options being exchanged therefor.

     In connection with the Chadwick's Acquisition, the Board of Representatives of the Partnership granted 130,250 options to purchase partnership units under the 1995 Option Plan, at a price of $20.00 per unit, to certain key employees of Chadwick's. Such options vest in three equal annual increments on the first, second and third anniversaries of the date of grant and expire on December 9, 2006. Of such 130,250 options, Mr. Rao and Ms. Meyrowitz were each granted an option to purchase 25,000 partnership units.

     In addition, in connection with the Chadwick's Acquisition, the Board of Representatives of the Partnership granted 15,696 Substitute Options under the 1995 Option Plan, at a price of $9.92 per unit, to certain key employees of Chadwick's in exchange for certain of their options to purchase TJX common stock. Such options vest in whole on September 20, 1997 and expire on September 20, 2004. Of such 15,696 Substitute Options, Mr. Rao and Ms. Meyrowitz were granted options to purchase 2,269 and 1,861 partnership units, respectively.

     Also in connection with the Chadwick's Acquisition, the Board of Representatives of the Partnership granted 47,908 Substitute Options under the 1995 Option Plan, at a price of $5.67 per unit, to certain key employees of Chadwick's in exchange for certain of their options to purchase TJX common stock. Such options vest in equal 50% increments on September 6, 1997 and September 6, 1998, and expire on September 6, 2005. Of such 47,908 Substitute Options, Mr. Rao and Ms. Meyrowitz were granted options to purchase 6,033 and 4,536 partnership units, respectively.

     As of February 1, 1997, options for the purchase of 127,750 partnership units at a price of $15.00 per unit, options for the purchase of 143,000 partnership units at a price of $19.00 per unit, options for the purchase of 130,250 partnership units at a price of $20.00 per unit, Substitute Options for the purchase of 15,696 partnership units at a price of $9.92 per unit, and Substitute Options for the purchase of 47,908 partnership units at a price of $5.67 per unit were outstanding under the 1995 Option Plan, and options for the purchase of 1,235,396 units remained available for issuance. As of April 25, 1997, no options had been exercised under the 1995 Option Plan.

     In connection with the Initial Public Offering, Brylane Inc. adopted the Brylane Inc. 1996 Stock Option Plan (the "Brylane 1996 Option Plan") which supersedes and acts as the successor to the 1995 Option Plan. Pursuant to the Exchange Transaction, all options to purchase partnership units in the Partnership granted pursuant to the 1995 Option Plan have terminated, and each optionee has been granted a substitute option to purchase one share of Common Stock of Brylane Inc., at an exercise price per share equal to the exercise price per unit of the options being exchanged, for each partnership unit purchasable by the optionee under the 1995 Option Plan, pursuant to new option agreements which contain terms and conditions which are substantially similar to those contained in the original option agreements entered into pursuant to the 1995 Option Plan. Prior to the Initial Public Offering, the Brylane 1996 Option Plan was amended in the same manner as the 1995 Option Plan. As amended, all options granted under the Brylane 1996 Option Plan (other than the Substitute Options discussed above) become exercisable in three equal annual installments on the first, second and third anniversaries of the date of grant of the options under the 1995 Option Plan and terminate 7 to 10 years from the date of grant of the options under the 1995 Option Plan (if not sooner due to termination of employment).

     The following table sets forth information concerning options granted to the Named Executive Officers of the Company during fiscal 1996.

              PARTNERSHIP UNIT OPTION GRANTS IN LAST FISCAL YEAR

                                    INDIVIDUAL GRANTS
                       -------------------------------------------                   POTENTIAL REALIZABLE VALUE
                        NUMBER OF      % OF TOTAL                                      AT ASSUMED ANNUAL RATES
                          UNITS          OPTIONS                                      OF PARTNERSHIP UNIT PRICE
                        UNDERLYING      GRANTED TO                                     APPRECIATION FOR OPTION
                         OPTIONS         EMPLOYEES    EXERCISE OR                               TERM(2)
                         GRANTED         IN FISCAL     BASE PRICE     EXPIRATION     --------------------------
        NAME              (#)(1)           YEAR         ($/UNIT)         DATE            5%($)         10%($)
---------------------  -------------   -------------  ------------   -----------     ------------    ----------
Peter J. Canzone.....       24,000         16.78         19.00(3)      7/15/03(5)        186,960        433,200
                           250,000         40.35         15.00(4)      8/30/03(6)      3,285,000      5,995,000
Sheila R. Garelik....       18,000         12.59         19.00(3)      7/15/03(5)        140,220        324,900
                            43,750          7.06         15.00(4)      8/30/03(6)        574,875      1,049,125
Robert A. Pulciani...       12,000          8.39         19.00(3)      7/15/03(5)         93,480        216,600
                            36,459          5.88         15.00(4)      8/30/03(6)        479,071        874,287
Jules Silbert........        6,000          4.20         19.00(3)      7/15/03(5)         46,740        108,300
                            20,000          3.23         15.00(4)      2/18/04(6)        262,800        479,600
Bruce G. Clark.......        5,000          3.50         19.00(3)      7/15/03(5)         38,950         90,250
                            34,375          5.55         15.00(4)      8/30/03(6)        451,688        824,313

____________________
(1) Pursuant to the Exchange Transaction, the options to purchase partnership units previously issued to the Named Executive Officers pursuant to the 1993 Option Plan or the 1995 Option Plan, as the case may be, have been terminated and replaced by options to purchase shares of Common Stock of Brylane Inc. with substantially similar terms.
(2) The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated assuming that the partnership unit price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of its term for the appreciated partnership unit price. No gain to the optionee is possible unless the partnership unit price increases over the option term.
(3) The exercise price per unit of these options was equal to the fair market value of the Brylane partnership unit on the date of grant.
(4) The original exercise price of these options was $10.00 per unit, which was equal to the fair market value of the Brylane partnership unit on the original date of grant. These options were amended in connection with the Chadwick's Acquisition to, among other things, increase the exercise price from $10.00 per unit to $15.00 per unit. See "--Option Plans--1993 Performance Option Plan". The fair market value of the Brylane partnership unit on the date of such amendment was $20.00 per unit.
(5) These options were granted under the Partnership's 1995 Option Plan and will terminate seven years from the date of grant (or sooner due to termination of employment). These options become exercisable in three equal installments on the first, second and third anniversaries of the date of grant. See "--Option Plans--1995 Option Plan".
(6) These options were granted under the 1993 Option Plan and will terminate 10 years from the date of grant (or sooner due to termination of employment). These options are being reported as option grants in the last fiscal year due to the amendment in connection with the Chadwick's Acquisition of the options previously granted to the Named Executive Officers in 1993 (or in the case of Mr. Silbert, in 1994) under the 1993 Option Plan. As amended, these options will become exercisable in full (i) on August 30, 1998, upon Brylane's achievement of certain performance targets, or (ii) on August 30, 2002. See "--Option Plans--1993 Performance Option Plan".

     The following table sets forth information concerning the number and value of partnership units underlying unexercised options held by each of the Named Executive Officers as of February 1, 1997.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                        YEAR AND YEAR-END OPTION VALUES

                                                                      NUMBER OF UNITS             VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED OPTIONS    IN-THE-MONEY OPTIONS AT
                         PARTNERSHIP                            AT FEBRUARY 1, 1997 (#)(1)       FEBRUARY 1, 1997 ($)(2)
                       UNITS ACQUIRED         VALUE         ---------------------------------   -------------------------
       NAME            ON EXERCISE (#)    REALIZED ($)           EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
--------------------   ---------------    ------------      ---------------------------------   -------------------------
Peter J. Canzone               --             --                     6,667/287,333                   60,003/2,489,997
Sheila R. Garelik              --             --                     3,333/68,417                    29,997/543,753
Robert A. Pulciani             --             --                     2,000/52,459                    18,000/424,131
Jules Silbert                  --             --                     2,000/30,000                    18,000/246,000
Bruce G. Clark                 --             --                     1,833/43,042                    16,497/367,378

_____________
(1) Pursuant to the Exchange Transaction, the options to purchase partnership units previously issued to the Named Executive Officers pursuant to the 1993 Option Plan and the 1995 Option Plan have been terminated and replaced by options to purchase shares of Common Stock of Brylane Inc. with substantially similar terms under the Brylane 1996 Performance Option Plan and the Brylane 1996 Option Plan, respectively.
(2) These values are calculated using the fair market value of $24.00 per unit, less the exercise price of the options.

RETIREMENT PLANS

     All of the Company's employees over 21 years of age are eligible to participate in the Brylane, L.P. Savings and Retirement Plan (the "Retirement Plan"), after one year of employment. The Retirement Plan allows eligible employees to make pre-tax contributions up to the lesser of $9,500 or 10% of their compensation. All amounts contributed by employees are immediately fully vested. The Company matches 100% of employee contributions to the Retirement Plan up to a maximum employer contribution of 3% of the employee's compensation. In addition, the Company makes additional contributions to the Retirement Plan equal to 4% of each participant's compensation up to the Social Security taxable wage base for the year (which was $62,700 for 1996) and equal to 7% of each participant's total compensation which exceeds that amount. An additional 1% of compensation is contributed by the Company on behalf of those participants who have completed at least five years of service. The Company's contributions begin to vest after three years of service, at which time such contributions are 20% vested. Thereafter, the contributions vest at a rate of 20% each year so that the Company's contributions are fully vested after seven years of service. Notwithstanding the foregoing, the Company's contributions fully vest when the employee reaches age 65, dies or becomes disabled while employed by the Company. Benefits under the Retirement Plan are paid in the form of a lump sum distribution following termination of employment. In certain circumstances, participants may be entitled to receive a distribution prior to termination of employment. Participants may borrow from the Retirement Plan up to 50% of their vested funds.

     In addition to the Retirement Plan, the Company maintains the Brylane, L.P. Supplemental Retirement Plan for certain highly compensated employees (the "Supplemental Retirement Plan"). The Supplemental Retirement Plan allows an eligible employee to receive the contributions which the employee would otherwise receive under the Retirement Plan, except for certain limitations imposed by the Internal Revenue Code. An individual will receive such a contribution only if he or she is employed by the Company on the last day of the year. Gains and losses are credited to such employee account at a rate of 7 3/4%, compounded annually.

     Vesting of contributions to the Supplemental Retirement Plan occurs at the same rate as the Company's contributions to the Retirement Plan. The nonvested portion of any account is forfeited upon termination of employment. Benefits under the Supplemental Retirement Plan are paid in the same manner as under the Retirement Plan. The benefits under the Supplemental Retirement Plan are not funded, consisting of unsecured liabilities payable by the Company out of its general assets.

DEFERRED COMPENSATION PLAN

     The Company has adopted the Brylane, L.P. Deferred Compensation Plan (the "Deferred Compensation Plan") for eligible employees. The Deferred Compensation Plan credits participants' accounts with amounts of compensation, up to 90% of compensation, which they defer voluntarily pursuant to elections made prior to the period with respect to which such compensation is earned ("Deferrals"). The Deferrals will not be subject to federal income tax at the time of the Deferral. Each participant's Deferrals are fully vested at all times. Further, the Company may cause matching contributions to be credited to certain participants' accounts at its discretion. Matching contributions credited to the participant's accounts vest in the same manner as under the Retirement Plan. A participant's accounts are payable at such time and in the same manner as under the Retirement Plan.

     Participation in the Deferred Compensation Plan is at the discretion of the Board. Participants' accounts in the Deferred Compensation Plan will be credited with interest at a rate specified by a committee of members of the Board (currently the greater of LIBOR plus 2.0% or 7 3/4%). The benefits under the Deferred Compensation Plan are not funded, consisting of unsecured liabilities payable by the Company out of its general assets. Participants may elect to have benefits paid in the form of lump-sum distributions or over a period of time. Since December 1993, the Company has made pay-outs in the approximate aggregate amount of $306,000 to certain former employees and one former executive officer under the Deferred Compensation Plan.

PERFORMANCE BONUS PROGRAM

     The Company (and its subsidiaries) have a semi-annual performance bonus program based upon goals relating to the Company's operating profit. Such goals are established at the beginning of each six-month season based upon a review by the Board of management's operating budget for that season. Each participant in such program may receive a bonus based on a certain percentage of half of his or her annual salary, with the actual bonus amount to be based upon the extent to which the operating profit goals for that season are met or exceeded.

CHADWICK'S MANAGEMENT INCENTIVE PLAN

     In connection with the Chadwick's Acquisition, Brylane adopted the Chadwick's Management Incentive Plan (the "Chadwick's MIP"). The Chadwick's MIP is intended to provide key officers and associates of the Company's Chadwick's division with cash incentive opportunities based on annual performance goals. The Chadwick's MIP is administered by the Company's Compensation Committee, which has full authority to grant awards, including selecting the relevant performance criteria thereunder, adjusting performance criteria or award amounts in certain circumstances, and amending the terms of such plan. At the beginning of each fiscal year, the Compensation Committee determines a range of performance goals from minimum to target to maximum, and for each participant determines the relative weights of these performance goals and the award amounts payable upon attainment of such goals.

CHADWICK'S LONG RANGE MANAGEMENT INCENTIVE PLAN

     In connection with the Chadwick's Acquisition, Brylane adopted the Chadwick's Long Range Management Incentive Plan (the "Chadwick's LRMIP"). The Chadwick's LRMIP is administered by the Compensation Committee, which has full authority to grant awards, including selecting the relevant performance criteria thereunder, adjusting the performance criteria or award amounts in certain circumstances, and amending the terms of such plan. Awards under the Chadwick's LRMIP are generally made annually for each successive rolling three-year cycle. At the time of award, the Compensation Committee determines a range of performance goals for the three-year award cycle, from minimum to target to maximum, and for each participant determines the relative weights of these performance goals and the award amounts payable upon attainment of such goals.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company has a Compensation Committee of the Board of Representatives which consists of Ronald P. Spogli, John M. Roth, Samuel P. Fried and William C. Johnson. Messrs. Spogli and Roth are two of the three FS&Co. nominees to the Board, and Mr. Fried is one of the two nominees of The Limited to the Board.
See

"Item 13. Certain Relationships and Related Transactions" for information regarding the interests of FS&Co. and of The Limited in certain transactions and arrangements involving the Company. In May 1994, in connection with his election to the Board of Representatives of the Partnership, Mr. Johnson purchased 30,000 shares of VP Holding common stock and was granted an option to purchase 20,000 partnership units in the Partnership under the 1993 Option Plan. In September 1995, Mr. Johnson was granted an option to purchase 25,000 partnership units in the Partnership under the 1995 Option Plan. Also, in September 1995, the Company agreed to pay to Mr. Johnson an annual consulting fee of $75,000. As a result of the Exchange Transaction, these securities have been exchanged for 30,000 shares of Brylane Inc. Common Stock, an option to purchase 20,000 shares of Brylane Inc. Common Stock, and an option to purchase 25,000 shares of Brylane Inc. Common Stock, respectively. See "--Senior Management Stock Subscription Plan" and "--Option Plans".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the general and limited partnership units in Brylane as of April 22, 1997, after giving effect to the Exchange Transaction and the Initial Public Offering, by (i) each person who is known by Brylane to be the beneficial owner of more than 5% of the partnership units in Brylane, (ii) each member of the Board and each of the Named Executive Officers, individually, and
(iii) all members of the Board and executive officers as a group:

                                                           PARTNERSHIP UNITS OWNED (2)
                                                          ----------------------------
                                                           PERCENT OF    PERCENT OF
    NAME OF BENEFICIAL OWNER(1)        TYPE OF INTEREST      UNITS         CLASS
------------------------------------  ------------------- ------------- -------------
VGP Corporation(3)..................   General Partner           16.6%        100.0%
VLP Corporation(4)..................   Limited Partner           83.4%        100.0%
Peter J. Canzone (5)................           --                  --            --
Sheila R. Garelik (5)...............           --                  --            --
Robert A. Pulciani (5)..............           --                  --            --
Jules Silbert (5)...................           --                  --            --
Bruce G. Clark (5)..................           --                  --            --
Ronald P. Spogli (6)................           --                  --            --
John M. Roth (6)....................           --                  --            --
Mark J. Doran (6)...................           --                  --            --
Samuel P. Fried.....................           --                  --            --
William K. Gerber...................           --                  --            --
William C. Johnson (5)..............           --                  --            --
All representatives and executive
  officers of Brylane as a group
  (20 persons)......................           --                57.4%          N/A

______________
(1) The persons and entities named in this table have sole voting power and investment power with respect to all partnership units in Brylane shown as beneficially owned by them, subject to community property laws where applicable and the information contained in this table and these notes.
(2) Brylane had reserved for issuance, to officers, key employees, certain members of the Board and consultants of Brylane (or its subsidiaries), options to purchase up to 2,479,584 partnership units in Brylane. Pursuant to the Exchange Transaction, these options have now been terminated and
     replaced by options to purchase shares of Brylane Inc. Common Stock.   See
     "Item 11.  Executive Compensation--Option Plans".
(3) As a result of the Exchange Transaction, VGP is a wholly-owned subsidiary of VP Holding, which is, in turn, a wholly-owned subsidiary of Brylane Inc.
(4) As a result of the Exchange Transaction, VLP is a wholly-owned subsidiary of VP Holding, which is, in turn, a wholly-owned subsidiary of Brylane Inc.
(5) As a result of the Exchange Transaction and the Initial Public Offering, the members of the Board and executive officers of the Partnership as a group own approximately 46% of the outstanding Common Stock of Brylane Inc., which indirectly owns 100% of the Partnership, and 100% of the Brylane Inc. Series A Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") which is convertible into Brylane Inc. Common Stock.
(6) As a result of the Exchange Transaction and the Initial Public Offering, FSEP II, FSEP III and FSEP International are stockholders of Brylane Inc., owning approximately 21%, 22% and 1%, respectively, of the outstanding Common Stock of Brylane Inc. FS&Co. is the sole general partner of FSEP
     II. FS Capital Partners, L.P. ("FS Capital"), an affiliate of FS&Co., is the sole general partner of FSEP III. FS Holdings, Inc. ("FSHI") is the sole general partner of FS Capital. The sole general partner of FSEP International is FS&Co. International, L.P. ("FS&Co. International"). The sole general partner of FS&Co. International is FS International Holdings Limited ("FS International Holdings"), an affiliate of FS&Co. As the general partners of FSEP II, FS Capital (which is the general partner of FSEP III), and FS&Co. International (which is the general partner of FSEP International), respectively, FS&Co., FSHI and FS International Holdings have the sole power to vote and dispose of the shares of Brylane Inc. Common Stock held by each of FSEP II, FSEP III and FSEP International. Messrs. Spogli and Roth, each of whom is a member of the Board, and Mr. Bradford M. Freeman, Mr. J. Frederick Simmons and Mr. William M. Wardlaw are general partners of FS&Co., and Messrs. Spogli, Roth, Freeman, Simmons and Wardlaw and Mr. Charles P. Rullman are the sole directors, officers and shareholders of FSHI and FS International Holdings, and as such may be deemed to be the beneficial owners of the shares of Brylane Inc. Common Stock beneficially owned by FS&Co. Mr. Doran, a member of the Board, is affiliated with FS&Co., FS&Co. International and FS Capital, and as such may be deemed to be the beneficial owner of the shares of Brylane Inc. Common Stock beneficially owned by FS&Co. The business address of FS&Co. and its general partners, FSHI and its sole directors, officers and shareholders, FS Capital, FSEP II and FSEP III is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025. The business address of FS International Holdings, FS&Co. International and FSEP International is c/o Paget-Brown & Company, Ltd., West Winds Building, Third Floor, P.O. Box 1111, Grand Cayman, George Town, Cayman Islands, B.W.I. The business address of Mr. Doran is 599 Lexington Avenue, 18th Floor, New York, New York 10022.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE CHADWICK'S ACQUISITION

     On December 9, 1996, Brylane purchased the assets (excluding substantially all of the accounts receivable) of Chadwick's, Inc. used in the Chadwick's of Boston catalog business. The aggregate purchase price for the Chadwick's Acquisition was $242.8 million, which consisted of a cash payment of $222.8 million to TJX and the issuance of the Convertible Subordinated Note Due 2006 in the original principal amount of $20.0 million (bearing interest at an initial rate of 6%) issued by the Partnership to the TJX Noteholder in connection with the Chadwick's Acquisition (the "Partnership Note") to the TJX Noteholder. The cash portion of the purchase price is subject to certain post-closing adjustments. In order to fund a portion of the cash paid in connection with the Chadwick's Acquisition and to repay its existing indebtedness under its 1993 bank credit facility, the Partnership entered into the 1996 Bank Credit Facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

     In connection with the Chadwick's Acquisition, Brylane entered into a services agreement with TJX whereby TJX agreed to provide services relating to the Chadwick's business for approximately three years. In addition, Brylane entered into an inventory purchase agreement with TJX pursuant to which TJX has committed to purchase certain amounts of Chadwick's excess inventory through January 29, 2000.

     In connection with the Chadwick's Acquisition, the Partnership received an aggregate of approximately $51.3 million in new equity from certain affiliates of FS&Co., Leeway & Co., NYNEX and WearGuard. The Partnership Agreement was amended to provide for, among other things, (i) the issuance of 500,000 partnership units to, and the admission as limited partners of the Partnership of, each of Leeway & Co. and NYNEX in consideration for a capital contribution to the Partnership of $10.0 million by each of Leeway & Co. and NYNEX, (ii) the issuance of 1,500,000 partnership units to VLP in consideration of a capital contribution of $30.0 million to the Partnership by VLP (which contribution was funded by the purchase of additional shares of common stock of VP Holding by affiliates of FS&Co. and the subsequent capital contribution of such funds to VLP by VP Holding), and (iii) the admission of the TJX Noteholder as a limited partner of Brylane upon the conversion by the TJX Noteholder of the Partnership
Note into partnership units of Brylane. On February 26, 1997, as part of the Exchange Transaction, the Partnership Note was exchanged for the Convertible Note.

     In connection with the Chadwick's Acquisition, in December 1996, Dhananjaya
K. Rao and Carol Meyrowitz each purchased 37,500 shares of Series A Convertible Redeemable Preferred Stock of VP Holding (the "VP Holding Preferred Stock") for a purchase price of $750,000 each. See "Item 12. Security Ownership of Certain Beneficial Owners and Management". Pursuant to the provisions of Stock Subscription Agreements entered into with Mr. Rao and Ms. Meyrowitz, the shares of VP Holding Preferred Stock (and Series A Preferred Stock issued in exchange therefor) may not be transferred for three years from their date of purchase and thereafter may be transferred only after first offering such shares to VP Holding or the Company, as applicable, and are subject to certain other rights and obligations.

     Also in connection with the Chadwick's Acquisition, Brylane formed C.O.B. Management which assumed Chadwick's, Inc.'s obligations relating to Chadwick's New York buying office. C.O.B. Management also employs approximately 80 employees of the Company's Chadwick's division who work out of the New York buying office during part of each week.

THE EXCHANGE TRANSACTION

     To effect the Exchange Transaction, Brylane Inc., certain affiliates of FS&Co., The Limited, Lane Bryant Direct Holding, Inc., an affiliate of The Limited and the predecessor to the Limited Stockholder, WearGuard, Leeway & Co., NYNEX and the TJX Noteholder entered into the First Amended and Restated Incorporation and Exchange Agreement dated as of December 9, 1996 (the "Exchange Agreement"), which together with the other transactions described below, resulted in Brylane Inc. acquiring, directly, and indirectly through the acquisition of wholly-owned subsidiaries, a 100% ownership interest in the Partnership in exchange for shares of the Common Stock of Brylane Inc. Pursuant to the terms of the Exchange Agreement, one share of the Common Stock of Brylane Inc. was issued for each partnership unit of the Partnership or share of common stock of VP Holding tendered in exchange therefor.

     Pursuant to the Exchange Agreement, 8,527,000 of the shares of common stock of VP Holding, which indirectly holds the sole general partnership interest in the Partnership and now the sole limited partnership interest in the Partnership through its wholly-owned subsidiaries, VGP and VLP, respectively, were exchanged by affiliates of FS&Co. for 8,527,000 shares of Common Stock. As of February 1, 1997, VGP owned 2,562,500 partnership units in the Partnership, and VLP owned 6,509,167 partnership units in the Partnership. As a result of the Exchange Transaction, including the transactions discussed below, VGP and VLP now own a 16.6% interest (2,562,500 partnership units) and a 83.4% interest (12,908,945 partnership units), respectively, in the Partnership, and Brylane Inc. owns 100% of the outstanding common stock of VP Holding and indirectly owns, through VP Holding, VGP and VLP, a 100% interest in the Partnership.

     Pursuant to the Exchange Agreement, (i) the Limited Stockholder transferred its limited partnership interest in the Partnership, consisting of 5,000,000 partnership units, in exchange for an aggregate of 5,000,000 shares of Common Stock; (ii) WearGuard transferred its limited partnership interest in the Partnership, consisting of 399,778 partnership units (equivalent to the 350,000 partnership units originally issued to WearGuard in connection with the KingSize Acquisition, less 16,667 of such units indirectly transferred on October 16, 1995 by WearGuard to Ms. Jessie Bourneuf, the Company's President--KingSize, plus 66,445 partnership units issued to WearGuard pursuant to its capital contribution to the Partnership in connection with the Chadwick's Acquisition), in exchange for an aggregate of 399,778 shares of Common Stock; (iii) Leeway & Co. transferred its limited partnership interest in the Partnership, consisting of 500,000 partnership units, in exchange for an aggregate of 500,000 shares of Common Stock; (iv) NYNEX transferred its limited partnership interest in the Partnership, consisting of 500,000 partnership units, in exchange for an aggregate of 500,000 shares of Common Stock; and (v) the TJX Noteholder delivered the Partnership Note to Brylane Inc. in exchange for the substitute Convertible Subordinated Note Due 2006 issued by Brylane Inc. and the Partnership on substantially the same terms and conditions as the Partnership Note (the "Convertible Note"). Immediately following the Initial Public Offering and the consummation of the Exchange Transaction, Brylane Inc. transferred all of the limited partnership units in the Partnership contributed to Brylane Inc. by the Limited Stockholder, WearGuard, Leeway & Co. and NYNEX to VP Holding, which in turn transferred such units to VLP.

     In addition, pursuant to their respective stock subscription agreements with VP Holding, certain members of management of the Partnership and others who purchased the remaining 544,667 outstanding shares of common stock of VP Holding also exchanged such shares of VP Holding for an aggregate of 544,667 shares of Common Stock. Such shares of Common Stock were issued to these individuals pursuant to agreements which contain certain restrictions that are substantially similar to the restrictions under which the shares of VP Holding common stock had been held, except for the termination of certain rights and obligations as a result of the Initial Public Offering, as provided in such agreements. See "Item 11. Executive Compensation--Stock Subscription Plan". In addition, the shares of VP Holding Preferred Stock purchased by certain members of management in connection with the Chadwick's Acquisition were exchanged for the Series A Preferred Stock of Brylane Inc. with substantially similar terms. Immediately following the Initial Public Offering and the consummation of the Exchange Transaction, the shares of VP Holding Preferred Stock transferred to Brylane Inc. were cancelled. The Series A Preferred Stock was issued pursuant to agreements that contain certain restrictions that are substantially similar to those under which the shares of VP Holding Preferred Stock were issued, except for the termination of certain rights and obligations as a result of the Initial Public Offering. See "Item 13. Certain Relationships and Related Transactions-- The Chadwick's Acquisition" and "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities".

     In addition, as part of the Exchange Transaction, all options to purchase partnership units in the Partnership previously granted to certain members of management of the Company and others were cancelled, and such members of management and others were issued options to purchase shares of Common Stock in accordance with the terms of Brylane Inc.'s new stock option plans. The agreements pursuant to which such options were granted contain terms and conditions which are substantially similar to those contained in the agreements previously entered into with such individuals, except for the termination of certain rights and obligations as a result of the Initial Public Offering, as provided in such agreements. See "Item 11. Executive Compensation--Option Plans".

     As a result of the Exchange Transaction, Brylane Inc. owns through its indirect, wholly-owned subsidiary, VGP, the sole general partnership interest in the Partnership with a 16.6% interest in the Partnership, and Brylane Inc. also owns, through its indirect, wholly-owned subsidiary, VLP, all of the limited partnership interests in the Partnership, with an aggregate 83.4% interest in the Partnership. Thus, Brylane Inc. now indirectly controls a 100% interest in the Partnership. The Partnership has retained title to all of its assets and remains liable for all of its obligations, including all of the liabilities and encumbrances relating to the Senior Subordinated Notes and the 1996 Bank Credit Facility.

     Pursuant to the Exchange Agreement, immediately prior to the closing of the Initial Public Offering, Brylane Inc., FSEP II, FSEP III, FSEP International, the Limited Stockholder, The Limited, TJX, WearGuard, Leeway & Co. and NYNEX entered into a Registration Rights Agreement and a Stockholders Agreement. In addition, the Partnership Agreement was amended to reflect that VGP and VLP are now the sole general and sole limited partner, respectively, of the Partnership. See "--Additional Agreements--Noncompetition Agreements" and "Risk Factors-- Control of the Company".

ADDITIONAL AGREEMENTS

     TRADEMARK AGREEMENT. In connection with the Brylane Acquisition, the Partnership became a party to the Trademark Agreement with The Limited and certain of its affiliates (the "Licensors"), pursuant to which the Licensors granted to the Partnership an exclusive, royalty-free license (the "License") to use certain trademarks and trade names (collectively, the "Trademarks") in connection with the Lane Bryant, Roaman's and Lerner catalog businesses (the "Business") for a period of up to 20 years. The Partnership may assign the Trademark Agreement and the License without the consent of The Limited (i) to the purchaser of all or substantially all of the assets of the Business or (ii) to any corporation which is a successor to the Partnership or any successor thereto. The Trademark Agreement will terminate on the earliest to occur of the following: (i) August 20, 2013, (ii) ten years after the earliest to occur of
(A) the date on which affiliates of FS&Co., on the one hand, and The Limited and its affiliates, on the other hand, directly or indirectly own units in the Partnership (or stock in Brylane Inc.) constituting less than one-half of the units in the Partnership (or equivalent shares of Brylane Inc.'s stock) owned by such entities on December 9, 1996, (B) the date on which affiliates of FS&Co. together own less than 20% of the then outstanding partnership units of the Partnership (or stock in Brylane Inc.) or (C) the date on which The Limited and its affiliates own less than 10% of the then outstanding partnership units of the Partnership (or stock in Brylane Inc.), (iii) two years after any person which competes with any retail or catalog business conducted by The Limited or its affiliates as of August 20, 1993 acquires control of the Business, and (iv) if the Company is party to a business combination voted against by The Limited or any of its affiliates, (A) two years after such event (or ten years after such event if The Limited has sold either of its Lane Bryant or Lerner retail businesses prior to such event with respect to the Trademarks used in the businesses sold by The Limited) if the other party in such combination competes with The Limited or any of its affiliates or (B) four years after such event (or ten years after such event if The Limited has sold either of its Lane Bryant or Lerner retail businesses prior to such event with respect to the Trademarks used in the businesses sold by The Limited) in any other circumstance; provided, however, that for purposes of calculating whether The Limited and its affiliates own less than 10% of the then outstanding partnership units in the Partnership (or stock in Brylane Inc.) as discussed in (ii)(C) above, partnership units or stock of Brylane Inc. issued to (i) each of VLP, Leeway & Co., and NYNEX in connection with the Chadwick's Acquisition and pursuant to the Exchange Agreement, (ii) the TJX Noteholder upon conversion of the Partnership Note (or the Convertible Note) and (iii) WearGuard in connection with the KingSize Acquisition and the Chadwick's Acquisition and pursuant to the Exchange Agreement shall be disregarded. The Trademark Agreement may also be terminated by The Limited (a) upon 30 days' notice upon a material breach of the Trademark Agreement by Brylane, which breach remains uncured or (b) upon the bankruptcy or insolvency of Brylane. See "Risk Factors--Relationship with The Limited".

     Under the Trademark Agreement (x) a person shall be deemed to have acquired "control" of the Business if (1) a designee or representative of such person serves on the Board of Representatives (or similar body) of the Partnership, any successor to the Partnership or any entity controlling the Partnership or such a successor (including Brylane Inc.) for a period of 60 days, (2) such person possesses, directly or indirectly, the power to direct or cause the direction of the management or policies of the Business, whether through the ownership of voting securities, by contract or otherwise, or (3) such person possesses a direct or indirect contractual right to receive material non-public information concerning any of the Trademarks or the use thereof from the Partnership, any successor to the Partnership or any entity controlling the Partnership or such a successor (including Brylane Inc.) and (y) following consummation of the Initial Public Offering, for purposes of calculating sales of stock in Brylane Inc. or the ownership percentage in Brylane Inc. of The Limited and its affiliates, a sale of stock or other equity interests in any affiliate of the Limited Stockholder which, directly or indirectly, owns stock in Brylane Inc. or other entity holding the Business or any direct or indirect parent of Brylane Inc. or any such entity (any such affiliate, an "Equity Owner"), shall constitute a sale of a corresponding percentage of stock in Brylane Inc. or other entity holding the Business owned, directly or indirectly, by the Limited Stockholder or any such Equity Owner, as the case may be. This provision does not apply to sales of stock of The Limited.

     In addition to the Trademark Agreement, the Partnership became a party to an Electronic Media Trademark License Agreement pursuant to which the Licensors granted to the Partnership a non-exclusive right, permission and privilege to use the Trademarks in connection with the promotion, distribution and sale of special size women's apparel, moderately priced fashion apparel and related accessories through television and other electronic media, subject to prior reasonable determination by The Limited that any proposed electronic marketing activity would not disparage or diminish the stature, image or quality of such Trademarks or cause confusion or deception among Lerner or Lane Bryant retail customers.

     CREDIT CARD AGREEMENT. In connection with the Brylane Acquisition, Brylane entered into the Credit Card Agreement (as amended on July 1, 1995) with World Financial, a joint venture 60% owned by partnerships controlled by, and affiliates of, Welsh Carson Anderson & Stowe and 40% owned by The Limited, pursuant to which World Financial provides credit to customers of Brylane, issues credit cards to these customers bearing the Lerner(R), Lane Bryant(R), Roaman's(R), Sue Brett(R) and KingSize(R) trademarks, and processes credit card transactions for a fee equal to a percentage of the sale amount generated by such transactions (exclusive of shipping, handling and taxes). The balance of such amount is remitted to Brylane within two business days of its incurrence. The fee payable to World Financial under this arrangement is currently set at 2.4% of net sales generated using these credit cards. In the event of a legislated or judicial reduction in the annual percentage rate that may be charged by World Financial to cardholders, Brylane and World Financial have agreed to negotiate in good faith an increase in the fee. In addition, in the event that the aggregate amount of receivables generated through the use of the credit cards exceeds $525 million, the fee shall be adjusted to reimburse World Financial for its borrowing costs with respect to such receivables in excess of $525 million. Furthermore, the fee may be adjusted every six months based on the average finance charges per cardholder statement. However, the fee may not exceed 2.5% (subject to certain exceptions). Aggregate fees paid to World Financial by Brylane under the Credit Card Agreement during fiscal 1996 were $10.0 million. Under the Credit Card Agreement, World Financial determines the creditworthiness of a particular customer based on standards consistent with past practice and generally assumes all risks associated with the collection of receivables generated by credit card sales without recourse to the Company. In the event that the Credit Card Agreement should terminate as described below, however, Brylane would be obligated to repurchase from World Financial certain then-outstanding Lerner and Lane Bryant mail order account balances, and all Roaman's, Sue Brett and KingSize account balances, at the face amount thereof (subject to certain exceptions).

     Pursuant to the terms of the Credit Card Agreement, Brylane is obligated to use its best efforts to promote the use of credit cards in the Business and to acquire new cardholders through, among other things, "instant credit", pre-approved solicitations and applications inserted into catalogs. World Financial has the right to review and approve any credit marketing materials used in these promotional activities prior to their use, which approval shall not be unreasonably withheld. The cost of these credit solicitation activities are shared equally by Brylane and World Financial. In addition, the Credit Card Agreement requires World Financial to provide without charge to Brylane a list of all Lerner and Lane Bryant retail cardholders on no more than one occasion per month. Brylane is authorized to use the lists for the purpose of increasing its catalog mailing lists.

     The Credit Card Agreement will remain in effect until terminated (i) by either party on not less than twelve months' notice delivered on or after July 1, 2005, (ii) by either party upon a breach by the other party of any of its material obligations under the Credit Card Agreement, (iii) by World Financial on not less than twelve months' notice if any competitor of The Limited or any of its affiliates acquires "control" of Brylane (as defined in the Credit Card Agreement), or (iv) automatically upon certain bankruptcy events involving Brylane. See "Risk Factors--Relationship with The Limited".

     ACCOUNTS RECEIVABLE PURCHASE AGREEMENT. In connection with the Chadwick's Acquisition, Brylane entered into the Receivables Purchase Agreement pursuant to which ADS has agreed to purchase from time to time, at the request of Brylane, eligible customer accounts receivable generated through Chadwick's deferred billing programs in amounts of $100 million outstanding at any time. ADS will purchase the receivables on a limited recourse basis at a discount from face value. Brylane will pay transaction costs including a fee of $.03 per purchased account, and carrying costs equal to, at the Partnership's election, LIBOR plus 95 basis points or the lesser of (a) a defined prime rate plus 15 basis points and (b) the federal funds rate plus 110 basis points. In addition, Brylane will pay a commitment fee and a fee on the unused portion of the commitment from time to time. The Receivables Purchase Agreement specifies a commitment period through December 31, 1999, subject to earlier termination (on a prospective basis only) by the purchaser under certain specified circumstances (including
(i) that bad debt experience in prior programs exceeded 7.5%, (ii) that Brylane fails to maintain a specified minimum net worth or (iii) that Brylane fails to comply with the financial covenants contained in the 1996 Bank Credit Facility (as it may be modified or amended from time to time)). In connection with the Receivables Purchase Agreement, Brylane also entered into a service agreement with ADS pursuant to which it has agreed to act as servicing agent to process the purchased accounts and submit them for acceptance by the credit card issuers on the applicable deferred billing dates offered to Chadwick's customers. All payments by the credit card issuers will be made directly to a bank account owned by ADS. ADS can terminate Brylane's appointment as servicing agent at any time with or without cause. The Company will account for the Receivables Purchase Agreement in accordance with Statement of Financial Accounting Standards No. 125 "Accounting For Transfer and Servicing of Financial Assets and Extinguishments of Liabilities".

     NONCOMPETITION AGREEMENTS. The Stockholders Agreement provides, with certain exceptions, that so long as The Limited holds, directly or indirectly, a 20% equity interest in the Company, the Company may not, without The Limited's consent, engage in any business that competes with businesses conducted by The Limited or its affiliates as of August 30, 1993, other than in the mail order business for women's special size apparel, moderately priced fashion apparel and related accessories, and for moderately priced regular size or special size men's apparel and related accessories that are substantially similar to the products offered in the Company's KingSize catalog as of October 14, 1996, at price points substantially similar or lower than those for the comparable products offered by the Company's KingSize catalog as of the date of the Stockholders Agreement. The Company has no current plans to expand its business beyond these core areas in competition with The Limited. In addition, the Transaction Agreement pursuant to which affiliates of FS&Co. and The Limited formed the Partnership (as amended, the "Transaction Agreement") contains certain noncompetition and nonsolicitation provisions pursuant to which The Limited agreed, in general, and subject to certain exceptions, not to compete with Brylane's catalog business for special size women's apparel by publishing similar catalogs, or to solicit any person who is an employee of such business to terminate his or her relationship with Brylane. These provisions terminate when the affiliates of FS&Co. no longer hold any direct or indirect interest in the Partnership or any successor corporation (including Brylane Inc.).

     In connection with the KingSize Acquisition, Brylane, ARAMARK and WearGuard entered into a Noncompetition Agreement, whereby ARAMARK and WearGuard have agreed to certain noncompetition and nonsolicitation provisions (with certain customary exceptions) in favor of Brylane that will remain in effect until the later of (a) October 16, 2000 or (b) the date upon which WearGuard (and its affiliates) has disposed of its entire interest in the Partnership.

     In addition, pursuant to that certain Asset Purchase Agreement dated October 18, 1996 by and among TJX, Chadwick's, Inc. and Brylane, TJX agreed, for a period of five years, to not own or conduct (with an exception for passive ownership of less than 10% of a company) any business that sells merchandise through printed women's or men's apparel catalogs which are substantially similar to the "Chadwick's of Boston" catalog. TJX is permitted, however, to
(i) sell merchandise through the Internet and other electronic media, (ii) use print advertising for apparel and merchandise sold through stores and electronic media even if such items may be purchased by mail or telephone, and (iii) print catalogs in which less than 10% of the merchandise is men's or women's apparel. Also, TJX may acquire a company that conducts a competitive business if such competitive business accounts for less than 25% of such acquired company's annual revenues and TJX uses its commercially reasonable efforts to, within one to two years of such acquisition, divest itself of any competitive business which account for more than 5% of the annual revenues of such acquired company.

OTHER TRANSACTIONS

     In connection with the Chadwick's Acquisition, Brylane paid to an affiliate of FS&Co. $2.5 million in fees as compensation for certain financial advisory services. Brylane believes that the fees paid to these affiliates of FS&Co. are comparable to the consideration which could reasonably have been negotiated in an arm's length transaction with an unaffiliated third party. Affiliates of FS&Co. will provide financial advisory services to Brylane without compensation other than reimbursement for their out-of-pocket expenses.

     In connection with the Brylane Acquisition, certain affiliates of FS&Co. agreed to loan, on demand, an aggregate of $1.0 million to VP Holding, which obligations were evidenced by loan agreements between such affiliates of FS&Co. and each of VP Holding and VGP, as well as no-interest demand promissory notes in favor of VP Holding. Pursuant to the terms of the loan agreements, VP Holding then contributed these demand notes to the capital of VGP in connection with the satisfaction of certain minimum net worth requirements related to the treatment of the Partnership as a partnership for federal income tax purposes. As a result of the Initial Public Offering, these loan agreements and the demand notes have been terminated and Brylane Inc. has entered into a similar loan agreement with VP Holding and VGP and issued a similar no-interest demand promissory note in the principal amount of $1.0 million to VP Holding. Pursuant to such loan agreement, VP Holding has contributed such demand note to VGP in order to maintain the minimum net worth of the Partnership as discussed above.

     In connection with the formation of Brylane Inc. and the exchange of partnership units of the Partnership and shares of VP Holding common stock for shares of Common Stock of Brylane Inc. pursuant to the Exchange Transaction, the Company paid in fiscal 1996 an aggregate of $90,000 and $45,000 in fees on behalf of affiliates of FS&Co. and of The Limited, respectively, in connection with certain filings made by such entities pursuant to the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                                      PAGE
                                                                                                            NUMBER
                                                                                                            ------
(A)(1)      INDEX TO FINANCIAL STATEMENTS:
            BRYLANE, L.P. AND SUBSIDIARIES AND PARTNERSHIPS

            Report of Independent Accountants..............................................................   F-1

            Consolidated Balance Sheets as of February 3, 1996 and February 1, 1997........................   F-2

            Consolidated Statements of Income for the fiscal years ended January 28, 1995,
            February 3, 1996 and February 1, 1997..........................................................   F-3

            Consolidated Statements of Cash Flows for the fiscal years ended January 28, 1995,
            February 3, 1996 and February 1, 1997..........................................................   F-4

            Statements of Partnership Equity for the fiscal years ended
            January 28, 1995, February 3, 1996 and February 1, 1997........................................   F-5

            Notes to Consolidated Financial Statements.....................................................   F-6
(A)(2)      INDEX TO FINANCIAL STATEMENT SCHEDULES:
            None.
(A)(3)      EXHIBITS

     The exhibits listed on the accompanying Exhibit Index are filed as part of this Form 10-K. In addition, following is a list of each executive compensation plan and arrangement required to be filed as an exhibit.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
---------------------------------------------

      (A) 1993 Employee Stock Subscription Plan of VP Holding Corporation (the "Subscription Plan") -- Exhibit 10.28.
      (B)    Amendment No. 1 to the Subscription Plan dated February 18, 1994 --
             Exhibit 10.29.
      (C) Stock Subscription Agreement made and entered into as of August 30, 1993 by and between VP Holding and Peter Canzone (with Secured Promissory Note and Stock Pledge Agreement attached as exhibits thereto) -- Exhibit 10.30.
      (D) Form of Stock Subscription Agreement made by and between VP Holding and each of Sheila R. Garelik, Robert A. Pulciani, Richard L. Bennett, William G. Brosius, Bruce G. Clark, Jules Silbert, Loida Noriega-Wilson and Jessie Bourneuf who purchased common stock of VP Holding under the Subscription Plan with cash and, in certain cases, promissory note (with forms of Secured Promissory Note and Stock Pledge Agreement attached as exhibits thereto) -- Exhibit 10.31.
      (E) Form of Stock Subscription Agreement made by and between VP Holding and each of Arlene Silverman, Kevin McGrain, Kevin Doyle and certain other management investors who purchased common stock of VP Holding under the Subscription Plan with cash and, in certain cases, promissory note (with forms of Secured Promissory Note and Stock Pledge Agreement attached as exhibits thereto) -- Exhibit 10.32.

       (F) Addendum dated February 18, 1994 to Stock Subscription Agreement between VP Holding and Jules Silbert -- Exhibit 10.33.
       (G) Stock Subscription Agreement made and entered into as of May 27, 1994 by and between VP Holding and William C. Johnson -- Exhibit 10.34.
       (H) 1993 Performance Partnership Unit Option Plan of the Partnership (the "1993 Option Plan") -- Exhibit 10.35.
       (I) Form of Performance Partnership Unit Option Agreement entered into by and between the Partnership and each of Peter J. Canzone, Sheila
             R. Garelik, Robert A. Pulciani, Richard L. Bennett, William G. Brosius, Bruce G. Clark, Jules Silbert, Loida Noriega-Wilson and Jessie Bourneuf under the 1993 Option Plan -- Exhibit 10.36.
       (J) Form of Performance Partnership Unit Option Agreement entered into by and between the Partnership and each of Arlene Silverman, Kevin McGrain, Kevin Doyle and certain other participants under the 1993 Option Plan -- Exhibit 10.37.
       (K) Performance Partnership Unit Option Agreement entered into as of May 27, 1994 by and between the Partnership and William C.
             Johnson -- Exhibit 10.38.
       (L) Form of Amendment to Performance Partnership Unit Option Agreement under the 1993 Option Plan -- Exhibit 10.39.
       (M) 1995 Partnership Unit Option Plan of the Partnership (the "1995 Option Plan") -- Exhibit 10.40.
       (N) Form of Partnership Unit Option Agreement entered into by and between Brylane and each of Peter J. Canzone, Sheila R. Garelik, Robert A. Pulciani, Richard L. Bennett, William G. Brosius, Bruce
             G. Clark, Arlene Silverman, Jules Silbert, Loida Noriega-Wilson, Jessie Bourneuf and William C. Johnson under the 1995 Option Plan -- Exhibit 10.41.
       (O) Form of Partnership Unit Option Agreement entered into by and between the Partnership and each of Kevin McGrain, Kevin Doyle and certain other participants under the 1995 Option Plan -- Exhibit 10.42.
       (P) Brylane Inc. 1996 Senior Management Stock Subscription Plan (the "Senior Management Plan") -- Exhibit 10.43.
       (Q) Form of Stock Subscription Agreement entered into by and between Brylane Inc. and nine management investors who were issued Common Stock of Brylane Inc. under the Senior Management Plan -- Exhibit 10.44.
       (R) Form of Stock Subscription Agreement entered into by and between Brylane Inc. and William C. Johnson under the Senior Management Plan -- Exhibit 10.45.
       (S) Brylane Inc. 1996 Stock Subscription Plan (the "Brylane Subscription Plan") -- Exhibit 10.46.
       (T) Form of Stock Subscription Agreement entered into by and between Brylane Inc. and certain management employees who were issued Common Stock of Brylane Inc. under the Brylane Subscription Plan --
             Exhibit 10.47.
       (U) Brylane Inc. 1996 Performance Stock Option Plan (the "Brylane 1996 Performance Option Plan") -- Exhibit 10.48.
       (V) Form of Stock Option Agreement entered into by and between Brylane Inc. and certain participants under the Brylane 1996 Performance Option Plan -- Exhibit 10.49.
       (W) Form of Stock Option Agreement entered into by and between Brylane Inc. and William C. Johnson under the Brylane 1996 Performance Option Plan -- Exhibit 10.50.
       (X) Brylane Inc. 1996 Stock Option Plan (the "Brylane 1996 Option Plan") -- Exhibit 10.51.
       (Y) Form of Stock Option Agreement entered into by and between Brylane Inc. and certain participants under the Brylane 1996 Option Plan --
             Exhibit 10.52.

       (Z) Form of Employment Agreement dated as of May 1, 1996 between B.L. Management and each of Peter J. Canzone, Robert A. Pulciani, Jules Silbert, Loida Noriega-Wilson and Kevin McGrain -- Exhibit 10.64.
      (AA) Form of Employment Agreement dated as of May 1, 1996 between B.L. Management and each of Sheila R. Garelik and Arlene Silverman --
             Exhibit 10.65.
      (BB) Form of Employment Agreement dated as of May 1, 1996 between the Partnership and each of Richard L. Bennett, Bruce G. Clark and William G. Brosius -- Exhibit 10.66.
      (CC) Amendment No. 1 to Employment Agreement dated as of July 15, 1996 between B.L. Management and Sheila R. Garelik -- Exhibit 10.67.
      (DD) Employment Agreement dated as of December 9, 1996 between the Partnership and Dhananjaya K. Rao -- Exhibit 10.74.
      (EE) Employment Agreement dated as of December 9, 1996 between the Partnership and Carol Meyrowitz -- Exhibit 10.75.
      (FF) VP Holding Stock Subscription Agreement for Preferred Stock made as of December 9, 1996 by and between VP Holding and Dhananjaya K.
             Rao -- Exhibit 10.76.
      (GG) VP Holding Stock Subscription Agreement for Preferred Stock made as of December 9, 1996 by and between VP Holding and Carol Meyrowitz -- Exhibit 10.77.
      (HH) Form of Brylane Inc. Stock Subscription Agreement for Preferred Stock made as of December 9, 1996 by and between Brylane Inc. and each of Dhananjaya K. Rao and Carol Meyrowitz -- Exhibit 10.78.

(B)  REPORTS ON FORM 8-K

     On December 20, 1996, the Company filed a Current Report on Form 8-K (File No. 33-69532) to include, under "Item 2. Acquisition or Disposition of Assets", a description of the agreements whereby the Company agreed to acquire the Chadwick's of Boston catalog division (the "Chadwick's Business") of The TJX Companies, Inc., a Delaware corporation, and to include the following exhibits relating to the Company's acquisition of the Chadwick's Business: (i) the definitive Asset Purchase Agreements dated October 18, 1996, (ii) the Amendment Number One to the Asset Purchase Agreement dated as of December 9, 1996, (iii) the Services Agreement dated as of December 9, 1996, (iv) the Inventory Purchase Agreement dated as of December 9, 1996 and (v) other documents relating to the
Company's purchase of the Chadwick's Business.   The Chadwick's Business is a
catalog business devoted to off-price women's regular size apparel and related accessories.

     On February 21, 1997, the Company filed an Amendment of Current Report on Form 8-K/A to include the required audited and unaudited pro forma financial statements relating to the Company's purchase of the Chadwick's Business.

(C)  EXHIBITS

     The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Form 10-K.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Representatives of Brylane, L.P.

We have audited the accompanying consolidated balance sheet of Brylane, L.P. (the "Partnership", which is a limited partnership) as of February 3, 1996 and February 1, 1997, and the related consolidated statements of income, partnership equity, and cash flows of the Partnership for the years ended January 28, 1995, February 3, 1996 and February 1, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of the Partnership referred to above present fairly, in all material respects, the consolidated financial position of the Partnership as of February 3, 1996 and February 1, 1997, and its consolidated results of operations and cash flows for the years ended January 28, 1995, February 3, 1996 and February 1, 1997, in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.


Columbus, Ohio
April 12, 1997

                                BRYLANE, L.P.
                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)
                         ---------------------------

                                                                                             February 3,   February 1,
                                                                                                1996          1997
                                                                                             ----------    ----------
                          ASSETS
                          ------
Current assets:
    Cash and cash equivalents.............................................................  $   7,469     $   3,285
    Accounts receivable, trade (net)......................................................      2,387        22,750
    Accounts receivable, other............................................................          -        32,107
    Inventories...........................................................................     76,627       168,821
    Paper inventory.......................................................................     16,102         9,790
    Catalog costs.........................................................................     18,131        31,222
    Other.................................................................................      4,559         6,252
                                                                                             --------      --------

            Total current assets                                                              125,275       274,227

Property and equipment, net...............................................................     28,223        75,970

Organization and deferred financing costs.................................................      8,228        11,114

Intangibles and other assets..............................................................    166,177       343,243

Deferred offering costs...................................................................          -           680
                                                                                              -------       -------

            Total assets                                                                    $ 327,903     $ 705,234
                                                                                              =======       =======

                  LIABILITIES AND EQUITY
                  ----------------------
Current liabilities:
    Accounts payable......................................................................  $  47,131     $  93,928
    Accrued interest......................................................................      6,366         8,612
    Accrued expenses......................................................................     12,231        45,356
    Reserve for returns...................................................................      4,192        18,603
    Current portion of long-term debt.....................................................     13,720        26,000
                                                                                              -------       -------

            Total current liabilities                                                          83,640       192,499

Long-term debt............................................................................    213,020       401,362
Other long-term liabilities...............................................................      4,056         6,010
                                                                                              -------       -------

            Total liabilities                                                                 300,716       599,871

Convertible Redeemable Preferred Stock....................................................          -         1,500

Partnership equity:
    General partner, 2,562,500 units......................................................     25,625        25,625
    Limited partners, 10,340,000 units at February 3, 1996 and 12,908,945 units at
            February 1, 1997..............................................................    105,204       159,855
    Reduction for predecessor cost - carryover basis......................................   (152,067)     (152,067)
    Loans to management investors.........................................................     (2,515)       (2,490)
    Retained earnings.....................................................................     50,940        72,940
                                                                                              -------       -------
                Total partnership equity..................................................     27,187       103,863
                                                                                              -------       -------

            Total liabilities and equity                                                    $ 327,903     $ 705,234
                                                                                              =======       =======

The accompanying notes are an integral part of the consolidated financial statements.

                                 BRYLANE, L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN THOUSANDS)

                       ---------------------------------

                                                                 ----------      ----------      ----------

                                                                  Fiscal          Fiscal          Fiscal
                                                                 Year Ended      Year Ended      Year Ended
                                                                 January 28,     February 3,     February 1,
                                                                  1995            1996            1997
                                                                 ----------      ----------      ----------
                                                                                 (53 Weeks)

Net sales...................................................   $  578,530      $  601,055      $  705,353

Cost of goods sold..........................................      288,217         298,414         346,572
Non-recurring inventory charge..............................        2,614             569           1,657
                                                                 --------        --------        --------

Gross margin................................................      287,699         302,072         357,124

Operating expenses:
      Catalog and advertising...............................      153,830         174,446         186,985
      Fulfillment...........................................       41,656          37,333          55,450
      Support services......................................       35,152          37,024          54,422
      Intangibles and organization cost amortization........        4,242           4,707           6,518
                                                                 --------        --------        --------
Total operating expenses....................................      234,880         253,510         303,375
                                                                 --------        --------        --------

Operating income............................................       52,819          48,562          53,749

Interest expense, net.......................................       19,576          20,624          24,026
                                                                 --------        --------        --------
Income before income taxes
      and extraordinary charge..............................       33,243          27,938          29,723

Provision for income taxes..................................           89              88             315
                                                                 --------        --------        --------

Net income before extraordinary charge......................       33,154          27,850          29,408

Extraordinary charge related to early
      retirement of debt....................................            -               -           2,456
                                                                 --------        --------        --------

Net income..................................................   $   33,154      $   27,850      $   26,952
                                                                 ========        ========        ========














The accompanying notes are an integral part of the consolidated financial statements.
                                      F-3

                                 BRYLANE, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                     -------------------------------------

                                                                                     ----------------------------------------------
                                                                                                     Fiscal Years Ended
                                                                                     ----------------------------------------------

                                                                                       January 28,     February 3,     February 1,
                                                                                         1995            1996            1997
                                                                                       -----------     -----------     -----------
                                                                                                       (53 Weeks)
OPERATING ACTIVITIES:
   Net Income.....................................................................   $      33,154   $      27,850   $      26,952
   Impact of other operating activities on cash flows:
      Depreciation................................................................           3,110           3,650           4,821
      Non-recurring inventory charge..............................................           2,614             569           1,657
     Extraordinary charge related to early retirement of debt.....................               -               -           2,456
     Non-cash compensation expense................................................               -               -           2,400
      Imputed interest............................................................               -             185               -
      Amortization:
          Intangibles and organization costs......................................           4,242           4,707           6,518
          Deferred financing costs (included in interest expense).................           1,469           1,469           1,603
          Discount on notes (included in interest expense)........................              98              97              97
      Changes in operating assets and liabilities:
         Accounts receivable......................................................            (598)           (549)        (15,137)
          Inventories.............................................................         (14,195)         (4,019)        (32,064)
          Catalog costs and paper inventory.......................................          (2,928)         (8,933)         (2,492)
          Accounts payable and accrued expenses...................................          12,429             479          16,262
          Accrued interest........................................................            (725)            831           2,246
          Other assets and liabilities............................................             332           7,226          (2,296)
                                                                                     -------------   -------------     -----------

Net cash provided by operating activities.........................................          39,002          33,562          13,023
                                                                                     -------------   -------------     -----------
INVESTING ACTIVITIES:
   Cash payment in connection with the Chadwick's
           Acquisition, net of cash acquired......................................               -               -        (222,951)
   Cash payments in connection with the KingSize Acquisition
            net of cash acquired..................................................               -         (51,975)              -
   Acquisition related fees and expenses paid at closing..........................               -          (1,278)         (6,215)
   Capital expenditures...........................................................          (5,287)         (7,290)         (3,932)
                                                                                     -------------   -------------     -----------
Net cash used in investing activities.............................................          (5,287)        (60,543)       (233,098)
                                                                                     -------------   -------------     -----------

FINANCING ACTIVITIES:
   Payment on bank credit facility................................................         (15,000)        (22,524)       (102,476)
   Proceeds from the issuance of long-term debt...................................               -          35,000         283,000
   Payments on term loan..........................................................               -               -          (5,000)
   Proceeds from borrowing under term-loan........................................               -               -           5,000
   Equity contributions from partners.............................................               -               -          51,329
   Proceeds from issuance of preferred stock......................................               -               -           1,500
   Tax distribution to partners...................................................               -          (6,562)         (9,854)
   Debt issuance fees and expenses................................................               -               -          (7,005)
   Deferred offering costs........................................................            (642)              -            (680)
   Proceeds from the sale, net of repurchase, of partnership
            interests.............................................................             387              41              77
                                                                                     -------------   -------------     -----------

Net cash (used in) provided by financing activities...............................         (15,255)          5,955         215,891
                                                                                     -------------   -------------     -----------

Cash and cash equivalents, at beginning of year...................................          10,035          28,495           7,469
                                                                                     -------------   -------------     -----------

Cash and cash equivalents, at end of year.........................................   $      28,495   $       7,469    $      3,285
                                                                                      =============     ==========      ==========
Supplemental disclosure of cash flow information:
       The amounts of interest and income taxes paid during each of the periods presented were not material except as follows.
           Interest paid during the fiscal years ended February 3, 1996
           and February 1, 1997...................................................   $      20,127   $      19,328    $     20,581
                                                                                     =============     ===========      ==========

Supplemental disclosure of noncash financing activity:
   Purchase price for KingSize aquisition, net of acquisition costs...............                   $      57,750
   Cash portion of purchase price.................................................                          52,500
                                                                                                     -------------
   Partnership units issued for purchase..........................................                   $       5,250
                                                                                                     =============

   Purchase price for Chadwick's acquisition, net of acquisition costs............                                     $   242,954
   Cash portion of purchase price.................................................                                         222,954
                                                                                                                       -----------
   Convertible note...............................................................                                     $    20,000
                                                                                                                       ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 BRYLANE, L.P.
                       STATEMENTS OF PARTNERSHIP EQUITY
                            (DOLLARS IN THOUSANDS)
                 ----------------------------------------------

                                                                                          Reduction for
                                                                                          Predecessor
                                              General Partner      Limited Partners         Cost-    Loans to   Accumulated
                                              ---------- --------  ----------- ---------  Carryover  Management  Earnings
                                                Units     Amount     Units      Amount      Basis    Investors   (Deficit)   Total
                                              ---------- --------  ----------- ---------  ---------- ---------  ---------  ---------
Balance, January 29, 1994..................   2,562,500  $25,625   9,937,500    $99,375   ($152,067)  ($2,365)   ($1,901)  ($31,333)
   Net income..............................           -        -           -          -           -         -     33,154     33,154
   Sale of units...........................           -        -      60,000        600           -      (150)         -        450
   Repurchase of units.....................           -        -     (12,500)      (125)          -        62          -        (63)
   Tax distributions payable to partners...           -        -           -          -           -         -       (431)      (431)
                                              ---------  -------   ---------   ---------- ---------  --------   --------   --------

Balance, January 28, 1995..................   2,562,500   25,625   9,985,000     99,850    (152,067)   (2,453)    30,822      1,777
   Net income..............................           -        -           -          -           -         -     27,850     27,850
   Sale of units...........................           -        -     365,000      5,475           -      (112)         -      5,363
   Repurchase of units.....................           -        -     (10,000)      (121)          -        50          -        (71)
   Tax distributions payable to partners...           -        -           -          -           -         -     (7,732)    (7,732)
                                              ---------  -------   ----------  ---------  ----------  --------   --------   --------

Balance, February 3, 1996..................   2,562,500   25,625   10,340,000   105,204    (152,067)   (2,515)    50,940     27,187
   Net income..............................           -        -            -         -           -         -     26,952     26,952
   Sale of units...........................           -        -    2,573,945    51,441           -        25          -     51,466
   Repurchase of units.....................           -        -       (5,000)      (60)          -         -          -        (60)
   Exchange of stock options...............           -        -           -      3,270           -         -          -      3,270
   Tax distributions payable to partners...           -        -           -          -           -         -     (4,952)    (4,952)
                                              ---------  -------   ----------  ---------  ----------   -------  ---------  ---------

Balance, February 1, 1997..................   2,562,500  $25,625   12,908,945  $159,855   ($152,067)  ($2,490)   $72,940   $103,863
                                              =========  =======   ==========  ========  ===========  ========  ========   ========
















The accompanying notes are an integral part of the consolidated financial statements.

                                 BRYLANE, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)   NATURE OF OPERATIONS

     Brylane is a leading catalog retailer of special size women's apparel, regular size women's apparel and special size men's apparel. The women's catalogs market apparel in the budget and low to moderate price range and the men's catalogs market apparel in the moderate price range. Brylane services the special size customer through its Lane Bryant, Roaman's, and KingSize (men's) catalogs, and the regular size woman's customer through its Chadwick's, Lerner, Sue Brett and Bridgewater catalogs. Brylane also markets apparel to these same customer segments through four catalogs which it distributes under licensing arrangements with Sears Shop at Home Services, Inc. ("Sears").

     Brylane's merchandising strategy is to provide valued-priced, private label apparel with a consistent quality and fit, to concentrate on apparel with limited fashion risk, and to offer a broader selection of sizes and styles in special size apparel than can be found at most retail stores and in other competing catalogs. Each of Brylane's catalogs offers its customers contemporary, traditional and basic apparel.

(2)  ORGANIZATION AND BASIS OF FINANCIAL STATEMENT PRESENTATION:

     In August 1993, certain affiliates of Freeman Spogli & Co. ("FS&Co.") and of The Limited, Inc. ("The Limited") formed Brylane, L.P. ("Brylane"), a Delaware limited partnership, and acquired the Lane Bryant, Roaman's and Lerner catalog businesses (the "Brylane Acquisition") formerly conducted by certain direct and indirect subsidiaries of The Limited ("Predecessor"). The aggregate purchase price was $335 million. The Brylane Acquisition closed on August 30, 1993. For accounting purposes, the transaction was accounted for on the effective date of August 1, 1993.

     In connection with the Brylane Acquisition certain affiliates of FS&Co. and certain management investors contributed $75 million to the capital of Brylane for a 60% aggregate interest. Certain affiliates of The Limited contributed substantially all assets and liabilities of the catalog business to Brylane and received cash of $285 million and a 40% aggregate interest in Brylane with an assigned value of $50 million.

     The Brylane Acquisition has been accounted for utilizing the purchase method of accounting. The continuing interest of certain affiliates of The Limited in Brylane was reflected at The Limited's historical basis (carryover basis) in accordance with Emerging Issues Task Force (EITF) Issue no. 88-16. For the proportionate interests of the affiliates of FS&Co. and members of management who invested in the transaction, the purchase price was allocated to the assets and liabilities of Brylane at their estimated fair values as determined based on management's estimates. Partners' capital and the basis of the transferred assets have been reduced for predecessor cost carryover basis.

     The consolidated financial statements include the accounts of Brylane and its wholly-owned subsidiaries and partnerships, including Brylane Capital Corp., B.L. Management Services, Inc., B.L. Catalog Distribution, Inc., B.L. Management Services Partnership, B.L. Catalog Distribution Partnership, B.N.Y. Service Corp., K.S. Management Services, Inc., C.O.B. Management Services, Inc. and Chadwick's Tradename Sub, Inc. These entities are collectively referred to as Brylane or the Partnership. Accounts between the consolidated entities have been eliminated. Each of the wholly-owned subsidiaries and partnerships has guaranteed Brylane's 10% Senior Subordinated Notes due 2003 (the "Notes"). Separate financial statements of these subsidiary guarantors have not been included as the subsidiaries guarantee the Notes on a full, unconditional, and joint and several basis. Management believes that the aggregate assets, liabilities, earnings, and equity of the subsidiary guarantors are currently, both on an individual and a combined basis, inconsequential to Brylane on a consolidated basis, and therefore, that information provided in separate financial statements of the subsidiary guarantors is not deemed material to the readers of the financial statements.

     Effective July 6, 1996, KingSize Catalog Sales, L.P., and KingSize Catalog Sales, Inc. were merged into Brylane. All of the assets and liabilities of these entities were transferred to Brylane, which continues to run the KingSize Big & Tall catalog business.

                                 BRYLANE, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  ACQUISITIONS:

     In October 1995, KingSize Catalog Sales, L.P., an Indiana limited partnership and an indirect wholly-owned entity of Brylane ("KingSize Partnership"), completed the acquisition of the assets of the KingSize division of WearGuard Corporation ("WearGuard"), a wholly-owned subsidiary of ARAMARK Corporation (the "KingSize Acquisition"). The business acquired is a catalog business devoted to big and tall men's apparel, footwear and related accessories. Brylane paid to WearGuard $52.5 million in cash and issued to WearGuard 350,000 newly issued limited partnership units in Brylane. Brylane financed the cash portion of the purchase price out of available funds as well as additional borrowings under its 1993 bank credit facility. Brylane acquired the inventory, contracts, customer lists, goodwill, accounts receivable and certain equipment relating to the operation of the business, and the assumption of certain liabilities. In addition, the parties entered into a noncompetition agreement.

  For accounting purposes, the KingSize Acquisition has been recorded using the purchase method of accounting on the effective date of October 1, 1995. Brylane's financial statements include the results of KingSize on a consolidated basis from the effective date of the acquisition. The purchase price, including acquisition costs of $1.4 million, has been allocated to the assets and liabilities of KingSize at their estimated fair values. The fair values of assets and liabilities have been determined based on management's estimates. The allocation of the purchase price is as follows (in thousands):


        Current assets. . . . . . . . . . . . . . . . . . . . $10,737
        Property and equipment. . . . . . . . . . . . . . . .     331
        Intangibles and other assets. . . . . . . . . . . . .  51,903
        Liabilities assumed . . . . . . . . . . . . . . . . .  (3,821)
                                                               -------

                                                              $59,150
                                                            ===========


     In December 1996, Brylane, L.P. completed the acquisition of certain assets of the Chadwick's of Boston catalog division ("Chadwick's") of Chadwick's, Inc., a wholly-owned subsidiary of the TJX companies ("TJX") (the "Chadwick's Acquisition"). Chadwick's is a catalog business devoted to selling off-price women's career, casual and social apparel. The Chadwick's acquisition included the purchase of inventory, property, plant and equipment, customer lists, trademarks, goodwill and the assumption of certain liabilities relating to the business by Brylane. In addition, the parties entered into a services agreement, as well as an inventory purchase agreement pursuant to which TJX has committed to purchase certain amounts of Chadwick's excess inventory through January 2000.

     Brylane paid to TJX $222.7 million (subject to certain post - closing adjustments) and issued to TJX (the "TJX noteholder") a $20.0 million Convertible Redeemable Note due 2006. In order to fund a portion of the cash paid in connection with the Chadwick's Acquisition and to repay its existing indebtedness under its 1993 bank credit facility, the Partnership entered into the 1996 Bank Credit Facility. In addition, the Partnership received an aggregate of approximately $51.3 million in new equity from certain affiliates of FS&Co., Leeway & Co., NYNEX and WearGuard.

                                 BRYLANE, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For accounting purposes, the Chadwick's Acquisition has been recorded using the purchase method of accounting, Brylane's financial statements include the results of Chadwick's on a consolidated basis from the closing date of the acquisition. The purchase price, reflecting preliminary adjustments of $28.8 million, and including acquisition costs of $7.1 million, has been allocated to the assets and liabilities of Chadwick's at their estimated fair values. The preliminary purchase price adjustment is recorded in accounts receivable other. The fair values of assets and liabilities have been determined based on management's estimates. The allocation of the purchase price is as follows (in thousands):


   Current assets.......................     $  89,990
   Property and equipment...............        45,805
   Intangibles and other assets.........       183,506
   Liabilities assumed..................       (98,067)
                                              --------
                                             $ 221,234
                                              ========

     The following unaudited pro forma results of operations for the years ended February 3, 1996 and February 1, 1997 assume that the KingSize Acquisition and the Chadwick's Acquisition occurred as of January 29, 1995. In preparing the pro forma information, certain adjustments related to the KingSize acquisition have been made for (i) the amortization of goodwill and other intangible assets created in the KingSize Acquisition; (ii) the interest expense related to the borrowings which were used to finance a portion of the purchase price; (iii) the non-recurring charge related to the valuation of the acquired inventory; and
(iv) the administrative overhead and goodwill amortization related to KingSize as a division of WearGuard. Certain adjustments related to the Chadwick's Acquisition have been made for (i) the amortization of goodwill and other intangible assets created in the Chadwick's Acquisition; (ii) the interest expense on the net increase in indebtedness which was used to finance a portion of the purchase price; (iii) the sale of deferred billing receivables to Alliance Data Systems Corporation; (iv) the non-recurring charge related to the valuation of the acquired inventory; (v) the amortization of deferred financing fees related to the 1996 Bank Credit Facility and the write-off and reduction of amortization expense related to the repayment of the 1993 bank credit facility; and (vi) the elimination of interest expense and federal and state taxes related to Chadwick's as a division of TJX.

     The pro forma information is provided for informational purposes only. It is based on historical information and does not purport to be indicative of the results that actually would have occurred had the KingSize and Chadwick's Acquisitions been made as of the indicated dates or of results which may occur in the future (in thousands):
                                          Unaudited
                                   -------------------------
                                   For the fiscal year ended
                                   -------------------------
                            February 3, 1996    February 1, 1997
                            ----------------    ----------------

          Net Sales............  $1,090,318        $1,167,965
          Operating income.....      70,625            87,269
          Net Income...........      30,894            46,941


(4)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                 BRYLANE, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year

     Brylane's fiscal year ends on the Saturday closest to January 31 and consists of 52 or 53 weeks. Brylane's fiscal years ended January 28, 1995 and February 1, 1997 consisted of 52 weeks, and the fiscal year ended February 3, 1996 consisted of 53 weeks. The fiscal year is designated in the notes to the financial statements by the calendar year in which the fiscal year commences.

Cash Equivalents

     Brylane considers investments with initial maturities of three months or less to be cash equivalents.



Accounts Receivable

     The Brylane, L.P. sells eligible accounts receivable generated through deferred billing programs to Alliance Data Systems Corporation ("ADS") (See note
(13) "Related Party Transactions"). All sales are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which was effective for transactions occurring after December 13, 1996. Costs associated with these transactions are included in operations. Deferred billing accounts receivable balances are net of allowance for doubtful accounts of $0 and $1,975,000 at February 3, 1996 and February 1, 1997.

Inventories

     Merchandise inventories are stated at the lower of cost or market, principally valued on the average cost basis under a standard costing system or using the retail method of accounting, except for inventories attributable to the initial investment in KingSize and Chadwick's which were recorded at estimated fair value. A non-recurring inventory charge representing the estimated fair value in excess of its original historical cost, as of the date of the KingSize Acquisition, was fully amortized in fiscal 1995 ($569,000). A non-recurring inventory charge representing the estimated fair value, as of the date of the Chadwick's Acquisition, of inventory in excess of its original historical cost was amortized partly during the fiscal year ended February 1, 1997 ($1.7 million) with the remainder to be amortized in the Spring/Summer season of fiscal 1997 ($3.3 million).

Catalog Costs

     Catalog costs primarily consist of catalog production and mailing costs that have not yet been fully amortized. Catalog costs are amortized over the expected revenue stream, which is approximately three months from the date catalogs are mailed as determined based on management's estimates.

Property and Equipment

     Additions to property and equipment are recorded at cost. Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from 10-30 years for buildings and improvements, the lesser of 10 years or the life of the lease for leasehold improvements and 3-10 years for other property and equipment. The cost and related accumulated depreciation or amortization of assets sold or retired are removed from the accounts, with any resulting gain or loss included in net income. Repairs and maintenance are charged to expense as incurred; renewals and betterments which extend service lives are capitalized.

                                 BRYLANE, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organization and Deferred Financing Costs

     Organization costs amounting to $300,000 relate to the formation of Brylane and its wholly-owned subsidiaries and partnerships. Such costs are amortized over five years using the straight-line method. Accumulated amortization of organization costs at February 3, 1996, and February 1, 1997 was $150,000, and $210,000, respectively. Original deferred financing costs of $11.8 million incurred in connection with the Brylane Acquisition were capitalized and amortized over the term of the related debt using the effective interest method. In connection with the repayment of the 1993 bank credit facility, a pro rata portion of the deferred financing fees of $2.5 million associated with the obligations to be repaid were written off as a charge to operations. The remaining balance of $9.3 million will continue to be amortized over the remaining life of the related obligations. Deferred financing costs of $7.0 million incurred in connection with the 1996 Bank Credit Facility were capitalized and are amortized over the term of the related debt using the effective interest method. Accumulated amortization of deferred financing costs at February 3, 1996, and February 1, 1997 was $3.7 million, and $5.3 million, respectively.

Intangible Assets

     Intangible assets associated with the Brylane Acquisition include trademarks of $8.8 million, customer lists of $2.2 million and goodwill of $114.5 million. Such intangibles are amortized over a 30-year composite life using the straight-line method. Accumulated amortization of intangible assets was $10.5 million, and $14.6 million at February 3, 1996, and February 1, 1997, respectively. Intangible assets associated with the KingSize Acquisition include customer lists of $520,000, a noncompetition agreement of $300,000, and goodwill of $50.8 million. Amortization is computed using the straight-line method over a life of eight years for the customer lists, five years for the noncompetition agreement, and 40 years for goodwill. Accumulated amortization was $465,000 and $1.9 million, at February 3, 1996 and February 1, 1997, respectively. Intangible assets associated with the Chadwick's Acquisition include customer lists of $4.0 million and goodwill of $179.5 million. Amortization is computed using the straight-line method over a life of five years for the customer lists and 40 years for goodwill. Accumulated amortization was $882,000 at February 1, 1997.

     Brylane's policy is to periodically review the value assigned to goodwill to determine if it has been permanently impaired by adverse conditions which might affect Brylane. Such reviews include an analysis of current results and take into consideration the discounted value of projected operating cash flow (earnings before interest, taxes and depreciation and amortization).

Income Taxes

      Under the partnership form of doing business, the tax effects of profits and losses of the Partnership are incurred by the partners. Brylane makes cash advances and annual distributions to partners in amounts sufficient for the partners to pay income taxes on their ratable share of taxable income. As a result, the provision for income taxes for the years ended January 28, 1995, February 3, 1996, and February 1, 1997 represents federal, state and local income taxes relating only to taxable income of the C-corporations included in the consolidated financial statements.

Revenue Recognition

      Sales are recorded at the time of shipment. The Brylane, L.P. provides a reserve for estimated merchandise returns, based on its prior customer returns experience.

                                 BRYLANE, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Partnership Unit Option Plan

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Awards of Stock-Based Compensation to Employees", which is effective for fiscal years beginning after December 15, 1995. SFAS No.123 provides alternative accounting treatment to Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" with respect to stock-based compensation and requires certain additional disclosures. Brylane adopted the disclosure requirements of SFAS No. 123 in the first quarter of 1996, but has elected to continue to measure compensation costs following present accounting rules under APB Opinion No. 25 (See note (8) "Partnership Unit Option Plans").

Reclassifications

     Certain reclassifications have been made to the 1995 balance sheets, and the 1994 and 1995 statements of income and cash flows to conform with the 1996 financial statement presentation. Such reclassifications had no effect on previously reported net income.

(5)  PROPERTY AND EQUIPMENT:

     Property and equipment are recorded at cost. Property and equipment consist of (in thousands) :


                                                     February 3,             February 1,
                                                       1996                    1997
                                                    ------------            -----------
Land, buildings and improvements..............        $  14,997                 $50,841
Furniture, fixtures and equipment.............           19,359                  68,125
Leasehold improvements........................            2,120                   3,127
                                                         ------                 -------
                                                         36,476                 122,093
Accumulated depreciation and amortization....             8,253                  46,123
                                                         ------                 -------
Property and equipment, net..................          $ 28,223                 $75,970
                                                         ======                  ======

(6)  LONG-TERM DEBT:

     In order to finance the Brylane Acquisition, Brylane secured financing through proceeds from a bank credit facility ("1993 bank credit facility") and the sale of the Notes. In connection with the Chadwick's Acquisition, Brylane repaid the 1993 bank credit facility and entered into a 1996 Bank Credit Facility ("Bank Credit Facility"). The Bank Credit Facility and Notes are fully and unconditionally guaranteed, jointly and severally, by each of Brylane's wholly-owned subsidiaries: Brylane Capital Corp., B.L. Management Services, Inc., B.L. Catalog Distribution, Inc., B.N.Y. Service Corp., K.S. Management Services, Inc., C.O.B. Management Services, Inc., Chadwick's Tradename Sub, Inc., and by each of Brylane's wholly-owned general partnerships, B.L. Management Services Partnership and B.L. Catalog Distribution Partnership (collectively, "Subsidiary Guarantors").

                                 BRYLANE, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Amounts outstanding under long-term debt agreements are as follows (in thousands):

                                                            February 3,    February 1,
                                                                1996           1997
                                                            ------------   ------------
1993 bank credit facility term loan (the "Term Loans")
 bearing interest at the rate of LIBOR plus 2.0%
 adjusted to the current rate at intervals of one
 to six months based on Brylane's operating cash
 flow to net debt ratio. At February 3, 1996 and
 November 2, 1996, the margin was 2.0%.
 Various maturities through October 2000.................      $102,476              0
1993 bank credit facility revolving loan
 maximum borrowing of $40,000, sublimit
 for letters of credit of 30,000.........................             0              0
1996 Bank Credit Facility ("Tranche A
 Term Loan"), bearing interest at
 the rate of (i) a margin over the higher
 of prime rate or federal funds rate plus 0.5%
 or (ii) a margin over LIBOR. At February 1, 1997,
 the rate was LIBOR plus 2.0%: Various maturities
 through 2001............................................             0        213,000
1996 Bank Credit Facility Tranche B Term
 Loan; ("Tranche B Term Loan")
 bearing interest at (i) a margin over
 the higher of prime rate or federal
 funds rate plus 0.5% or (ii) a
 margin over LIBOR.  At
 February 1, 1997 the rate was
 LIBOR plus 2.5%.  Various
 maturities through February 2003........................             0         70,000
1996 Bank Credit Facility revolving
 loan ("Revolving Credit Facility"),
 maximum borrowings of $125,000,
 sublimit for letters of credit $75,000..................             0              0
Convertible subordinated note,
 bearing interest at the rate of
 6% per annum, maturing
 December 9, 2006........................................             0         20,000
Senior subordinated notes, bearing interest at the
 rate of 10.0% per annum, maturing
 September 1, 2003.......................................       125,000        125,000
                                                               --------        -------
                                                                227,476        428,000
 Discount on senior subordinated notes...................          (736)          (638)
                                                               --------        -------
                                                                226,740        427,362
 Less current portion....................................       (13,720)       (26,000)
                                                               --------        -------
                                                               $213,020       $401,362
                                                               ========        =======

     In addition to scheduled maturities on the Tranche A and Tranche B Term Loan, Brylane is obligated to make certain mandatory prepayments of the loans and the Revolving Credit Facility under certain circumstances. Such a mandatory prepayment of the Tranche A and Tranche B Term Loans is based on Brylane's excess cash flow, as defined. The terms of the Partnership Agreement may under certain conditions require and the terms of the Tranche A and Tranche B Term Loan will allow, until the fourth anniversary of the closing of the Brylane Acquisition, each such scheduled or mandatory principal payment to be placed into an escrow account rather than being applied to reduce the principal amount of the Tranche A and Tranche B Term Loans.

                             BRYLANE, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At February 3, 1996 and February 1, 1997, interest terms available to Brylane, for borrowing similar to the Term Loans and the Tranche A and B Term Loans, were similar to those presently provided under the Bank Credit Facility. Accordingly, the principal amount outstanding of the Term Loans and the Tranche A and B Term Loans approximated the fair value at February 3, 1996 and February 1, 1997.

     Based on quoted market prices at February 3, 1996 and February 1, 1997 the fair market value of the Notes was approximately $111.9 million and $130.3 million, respectively. The change in fair market value is primarily attributable to changes in bond ratings and market interest rates.

     The 1993 bank credit facility contained certain financial covenants which required Brylane to meet financial ratios and tests, including a minimum net worth test, a minimum fixed charge coverage ratio and a minimum cash flow to net debt ratio. At February 3, 1996, Brylane was in compliance with the required covenants. In addition, the 1993 bank credit facility contained covenants customarily found in credit agreements of such type including, among other things, limitations on indebtedness, liens, asset sales, distributions and other restricted payments, acquisitions, mergers, investments, capital expenditures and prepayment or amendment of certain indebtedness. The 1993 bank credit facility contained customary events of default, including certain changes of control of Brylane.

     The Bank Credit Facility contains certain financial covenants which require Brylane to meet financial ratios and tests, including a maximum debt to cash flow ratio, a minimum fixed charge coverage ratio, and a minimum net worth test. At February 1, 1997, Brylane was in compliance with the required covenants. In addition, the Bank Credit Facility contains covenants customarily found in credit agreements including, among other things, limitations on indebtedness, liens, Asset Sales (as defined), partnership distributions and other restricted payments, mergers and certain acquisitions, investments, transactions with affiliates, capital expenditures, the prepayment or amendment of certain indebtedness, the granting of certain negative pledges and the amendment of material agreements. The Bank Credit Facility also contains customary events of default, including certain changes of control of the Partnership.

     The obligations of Brylane under the Bank Credit Facility are collateralized by the intangible assets of Brylane.

     As of February 3, 1996 and February 1, 1997, Brylane had no borrowings under the Revolving Credit Facility and, after giving effect to the issuance of letters of credit for $17.2 million and $47.9 million, respectively, had additional capacity under the Revolving Credit Facility of approximately $22.8 million and $77.1 million, respectively. As of February 3, 1996 and February 1, 1997, the aggregate principal balance outstanding under the Term Loans and the Tranche A and B Term Loans was $102.5 million and $283.0 million, respectively.

     At February 1, 1997, annual maturities of long-term debt by fiscal year are as follows (in thousands):



                        1997.........   $ 26,000
                        1998.........     41,000
                        1999.........     46,000
                        2000.........     51,000
                        2001.........     54,000
                        Thereafter...    210,000
                                        --------

                        Total Debt...   $428,000
                                        ========

                                 BRYLANE, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  OPERATING LEASES:

  Brylane leases office, outlet store and warehouse space and equipment under leasing arrangements classified as operating leases which expire at various times through fiscal 2003. Rent expense under these leases was $5.6 million, $5.8 million and $6.6 million in the fiscal years ended January 28, 1995, February 3, 1996 and February 1, 1997.

  Future minimum lease payments required under these leases at February 1, 1997, are as follows (in thousands):

                        1997.........   $6,149
                        1998.........    5,348
                        1999.........    3,856
                        2000.........    1,754
                        2001.........    1,447
                        Thereafter...      686
                                        ------
                                       $19,240
                                        ======
(8) PARTNERSHIP UNIT OPTION PLANS:

1993 Option Plan

     In connection with the Brylane Acquisition, Brylane adopted its 1993 Performance Partnership Unit Option Plan (the "1993 Option Plan") whereby officers, key employees, certain members of the Board of Representatives of the Partnership and consultants of Brylane (or its Subsidiaries) may be granted the right to purchase an aggregate of up to 779,584 partnership units in Brylane. The options were issued at fair market value at the date of the grant based on the capital contributed by FS&Co. and The Limited.

     In connection with the Chadwick's Acquisition, the Board of Representatives of the Partnership authorized an amendment to the existing option agreement that revised the performance criteria for the vesting of the options, and changed the outside vesting date of the options from August 30, 2008 to August 30, 2002 and reduced the term from 16 to 10 years. In addition, the exercise price of the options outstanding under the 1993 Option Plan was increased from $10.00 per partnership unit to $15.00 per partnership unit. In accordance with APB Opinion No. 25, the options were deemed to have a new measurement date. Based on the new measurement date, the Partnership incurred non-cash compensation expense of $2.4 million in the fourth quarter of 1996 and expects to incur an additional $0.7 million in fiscal 1997. All options become exercisable on the fifth or ninth anniversary of the Brylane Acquisition and terminate 10 years from date of grant (if not sooner due to termination of employment).


                                                 1995                  1996
                                              -----------          -----------
   Outstanding at beginning of year........       615,209             622,709
   Granted.................................        15,000             669,584
   Cancelled...............................        (7,500)           (647,709)
                                                  -------            --------
   Outstanding at end of year..............       622,709             644,584
                                                  =======            ========
   Options exercisable at year-end..                    -                   -

   Weighted-average fair value of
    options granted during the year                 $9.71               $9.99

1995 Option Plan:

     On July 15, 1995, Brylane adopted its 1995 Partnership Unit Option Plan (the "1995 Option Plan") whereby officers, key employees, certain members of the Board of Representatives of the Partnership and consultants of Brylane (or its Subsidiaries) may be granted the right to purchase an aggregate of up to 500,000 partnership units in Brylane.

                                 BRYLANE, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In connection with the Chadwick's Acquisition, the Board of Representatives of the Partnership authorized amendments to increase the number of partnership units which may be issued from 500,000 to 1,700,000 and permit the Board or Compensation Committee to grant options with a term of up to 10 years. Additionally, Chadwick's employees were granted substitute options in exchange for options previously granted by TJX. The term, exercise price and vesting criteria of the replacement options were determined to preserve the economic value of the options being exchanged. The granting of the options resulted in an adjustment to the Chadwick's Acquisition purchase price of $0.9 million for the related compensation expense.

  A summary of the Partnership's 1995 Option Plan as of February 3, 1996 and February 1, 1997, and changes during the years ending on those dates is presented below:


                                                        1995                                1996
                                          ----------------------------          ----------------------------
                                                      Weighted-Average                      Weighted-Average
                                           Units       Exercise Price             Units      Exercise Price
                                          ----------------------------          ----------------------------
    Outstanding at beginning of year...          -                             123,750             $15.00
    Granted............................    123,750           $15.00            340,854              17.04
    Cancelled..........................          -                                   -
                                           -------                             -------
    Outstanding at end of year.........    123,750            15.00            464,604              16.50

    Options exercisable at year-end....          -                              41,250

    Weighted-average fair value of
     options granted during the year...   $   5.81                            $   9.69

   The following table summarizes information about the 1995 Option Plan at February 1, 1997:

                                                 Options Outstanding
----------------------------------------------------------------------------------------------------------------------


                                      Number                  Weighted-Average
        Range of                     Outstanding                 Remaining                  Weighted-Average
      Exercise Prices             At February 1, 1997         Contractual Life               Exercise Price
      ---------------             -------------------         ----------------              ----------------
          $ 5 to 10                      63,604                  8.6 years                      $ 6.72
          $11 to 15                     127,750                  5.6 years                       15.00
          $16 to 20                     273,250                  8.0 years                       19.48
                                        -------
          $ 5 to 20                     464,604                  7.4 years                       16.50
                                        =======

                                                Options Exercisable
----------------------------------------------------------------------------------------------------------------------
                                          Number
                Range of                 Exercisable                 Weighted-Average
             Exercise Prices         at February 1, 1997              Exercise Price
             ---------------         -------------------             ----------------
               $ 5 to 10                     -                             -
               $11 to 15                  41,250                         $15.00
               $16 to 20                     -                             -
                                          ------                         ------
                                          41,250                         $15.00
                                          ======                         ======

                                 BRYLANE, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Disclosures Under Statement of Financial Accounting Standards No. 123:

     Pro forma information regarding net income as required by SFAS No. 123 has been determined as if the Brylane, L.P. accounted for its stock options under the fair value approach. The fair value of each option is estimated on the date of grant using the Black - Scholes model with the following assumptions for 1995: expected volatility of 31.2%, risk - free interest rate of 5.99% and an expected life of five years. The weighted average assumptions applied in 1996 are as follows: expected volatility of 31.2%, weighted average risk-free interest rate of 6.04%, and weighted average expected life of 5.25 years.

     Had compensation costs been determined based on the fair value method of SFAS No. 123, the Company's net income would have been adjusted to the pro forma amounts indicated below. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period (in thousands).


                                February 3, 1996        February 1, 1997
                                ----------------        ----------------
   Net income, as reported               $27,850                 $26,952
   Net income, pro forma                 $27,658                 $28,351


(9) STOCK SUBSCRIPTION PLAN:

     Brylane has a stock subscription plan (the "Subscription Plan") whereby officers, certain key employees and a member of the Board of Representatives may purchase interests in an entity that indirectly owns interests in the Partnership. Pursuant to the Subscription Plan, this entity acquires additional interests in the Partnership using the proceeds received in connection with such purchases. The portion of the purchase price received in the form of promissory notes is recorded as a reduction of partnership equity. The price at which the units are purchased is set at fair value at the date of issuance as determined by Brylane, L.P. from analyses and outside purchases.

     Activity under the Stock Subscription Plan for fiscal 1994, fiscal 1995 and fiscal 1996 follows:


                                                                                               Average
                                                                                                 Price
                                                                      Number                      Per
                                                                      of Units                    Unit
                                                                      --------                  ------
     Units outstanding, January 29, 1994...                             453,000                  $10.00
      Activity during 1994:
      Issued...............................                              60,000                   10.00
      Repurchased..........................                             (12,500)                  10.00
                                                                        --------                 -------
     Units outstanding, January 28, 1995...                             500,500                   10.00

      Activity during 1995:
      Issued...............................                              15,000                   15.00
      Repurchased..........................                             (10,000)                  12.10
                                                                        -------                  ------
     Units outstanding, February 3, 1996...                             505,500                   10.15

      Activity during 1996:
      Issued...............................                               7,500                   15.00
      Repurchased..........................                              (5,000)                  12.10
                                                                        --------                 ------
     Units outstanding, February 1, 1997...                             508,000                  $10.22
                                                                        =======                  ======

                                 BRYLANE, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)  RETIREMENT PLAN:

     Effective August 30, 1993, Brylane adopted the Brylane, L.P. Savings and Retirement Plan (the "Retirement Plan"). All of the Company's employees who have attained twenty-one years of age and have completed one year of service are eligible to participate in the Retirement Plan. Eligible employees can contribute up to the lesser of $9,500 or ten percent of their compensation to the Retirement Plan on a pre-tax basis. Brylane will match up to three percent of the participants' eligible compensation. Brylane is required to make additional contributions to the Retirement Plan equal to four percent of each participant's compensation up to the Social Security taxable wage base and equal to seven percent of each participant's compensation which exceeds that amount. An additional one percent of eligible compensation is contributed on behalf of those participants who have completed at least five years of service. Brylane's contributions begin to vest after three years of service, at which time such contributions are 20% vested. Thereafter, the contributions vest at a rate of 20% each year so that Brylane's contributions are fully vested after seven years of service. Brylane's cost under these plans was $3.1 million, $2.9 million and $3.6 million in the years ended January 28, 1995, February 3, 1996 and February 1, 1997, respectively.

     As a result of the Chadwick's Acquisition, the Brylane, L.P. participates in a multi-employer plan that provides defined benefits to its union employees. Brylane, L.P. expense for this plan for the eight-weeks ended February 1, 1997 amounted to $252,750.

(11)  CONVERTIBLE REDEEMABLE PREFERRED STOCK:

     In connection with the Chadwick's Acquisition, certain members of Chadwick's management purchased 75,000 shares of VP Holding Corporation Series A Convertible Redeemable Preferred Stock for a purchase price of $1.5 million. The shares of VP Holding Corporation Series A Convertible Redeemable Preferred Stock vest in three equal annual installments beginning one year from the date of purchase and may not be transferred or redeemed at the option of the holder for three years from their date of purchase; thereafter, they may be transferred only after first offering such shares to VP Holding Corporation. The redemption price has been set at $20 per share (as appropriately adjusted for stock dividends, reclassifications or splits).

(12)  PARTNERSHIP EQUITY:

     The general partner of Brylane is an affiliate of FS&Co. Profits of the Partnership will be allocated first, 100% to the general partner in an amount equal to the excess of cumulative allocated losses over allocated profits; second, to each partner in proportion to cumulative allocated losses over profits; and the balance in proportion to percentage interest.

      Losses will be allocated first, to each partner in proportion to cumulative allocated profits over losses; second, to each partner in proportion to the sum of capital contributions and cumulative allocated profits over losses; and the balance 100% to the general partner.

(13)  RELATED PARTY TRANSACTIONS:

      On August 30, 1993 (amended July 1, 1995), Brylane entered into a Credit Card Agreement with World Financial Network National Bank ("World Financial") a wholly-owned subsidiary of Alliance Data Systems Corporation ("ADS"), a joint venture 60% owned by affiliates of Welsh Carson Anderson & Stowe and 40% owned by The Limited, Inc., pursuant to which World Financial provides credit to customers of Brylane, issues five proprietary credit cards and processes credit card transactions for a fee. The total expense amounted to $10.7 million, $10.3 million and $10.0 million in the years ended January 28, 1995, February 3, 1996 and February 1, 1997. In addition, the Brylane, L.P. sold accounts receivable to ADS and incurred processing fees of $142,000 in fiscal 1996.

                                 BRYLANE, L.P.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Certain affiliates of The Limited granted Brylane the use of certain trademarks for a specified period, as defined in a trademark license agreement.

      In connection with the Chadwick's Acquisition, Brylane paid FS Management Co. and FS&Co. Management L.P., both of which are affiliated with FS&Co., an aggregate of $2.5 million in fees as compensation for services in structuring and arranging financing. Such fees are included in intangibles and other assets.

(14) COMMITMENTS AND CONTINGENCIES:

     Brylane is involved in various legal proceedings that are incidental to the conduct of its business. Although the amount of any liability with respect to these proceedings cannot be determined, in the opinion of management, any such liability will not have a material adverse effect on the financial position or results of operations of Brylane.

(15) SUBSEQUENT EVENTS:

     On February 26, 1997, pursuant to the First Amended and Restated Incorporation and Exchange Agreement (the "Exchange Agreement"), certain affiliates of FS&Co., The Limited, M&P Distributing Company, WearGuard, Leeway & Co., and NYNEX exchanged their shares of common stock of VP Holding Corporation or ownership interests in the Partnership, except for the TJX Noteholder, for 14,926,778 shares of Common Stock in Brylane Inc., a newly formed corporation, and the TJX Noteholder exchanged the $20.0 million Convertible Note due 2006 of the Partnership for a similar security in Brylane, L.P. and Brylane Inc. Additionally, pursuant to their respective stock subscription agreements with VP Holding Corporation, certain members of management and others exchanged their shares of common stock of VP Holding Corporation for an aggregate of 544,667 shares of Common Stock of Brylane Inc.

     On February 26, 1997, Brylane Inc. offered 4,000,000 shares of common stock to the public at an initial public offering price of $24.00 per share. Net proceeds, after underwriting discounts and related fees, of $89.3 million were used to repay obligations outstanding under the Tranche A Term Loan of the Bank Credit Facility resulting in a write-off of $2.1 million of deferred financing costs in the first quarter of fiscal 1997.

     In April 1997, Brylane signed a new lease commencing April 15, 1997 and expiring March 31, 2012. Annual payments required by this lease are $1.5 million for the period April 15, 1997 through April 14, 2002 and $1.6 million for the period April 15, 2002 through March 31, 2012.

     Brylane, L.P. anticipates entering into its 1997 Bank Credit Facility which will result in the write-off of approximately $4.4 million in deferred financing costs. This item will be treated as an extraordinary charge during Spring/Summer season of fiscal 1997. The proceeds from 1997 Bank Credit Facility will be used to repay the 1996 Bank Credit Facility.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 2nd day of May, 1997.

                           Brylane, L.P.

                           By:  VGP Corporation
                                Its: General Partner

                                By: /s/ JOHN M. ROTH
                                   -------------------------------------
                                   John M. Roth
                                   President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant or VGP Corporation as general partner of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                             TITLE                         DATE
        ---------                             -----                         ----
/s/ PETER J. CANZONE        Authorized Representative and Chief          May 2, 1997
--------------------------
   Peter J. Canzone         Executive Officer and Chairman of the
                            Board of Representatives of Brylane, L.P.
                            (Principal Executive Officer of Brylane,
                            L.P.)

/s/ ROBERT A. PULCIANI      Authorized Representative and Executive      May 2, 1997
--------------------------
    Robert A. Pulciani      Vice President, Chief Financial Officer
                            and Secretary of Brylane, L.P.
                            (Principal Financial and Accounting
                            Officer of Brylane, L.P.)

/s/ JOHN M. ROTH            Member of the Board of Representatives       May 2, 1997
--------------------------
    John M. Roth            of Brylane, L.P. and President and Sole
                            Director of VGP Corporation
                            (Principal Executive Officer of VGP
                            Corporation, the Sole General Partner of
                            Brylane, L.P.)

/s/ MARK J. DORAN           Member of the Board of Representatives       May 2, 1997
--------------------------
   Mark J. Doran            of Brylane, L.P. and Vice President,
                            Treasurer and Secretary of VGP
                            Corporation
                            (Principal Financial and Accounting
                            Officer of VGP Corporation, the Sole
                            General Partner of Brylane, L.P.)

/s/ RONALD P. SPOGLI        Member of the Board of Representatives       May 2, 1997
--------------------------
    Ronald P. Spogli        of Brylane, L.P.

/s/ SAMUEL P. FRIED         Member of the Board of Representatives       May 2, 1997
--------------------------
    Samuel P. Fried         of Brylane, L.P.

/s/ WILLIAM K. GERBER       Member of the Board of Representatives       May 2, 1997
--------------------------
   William K. Gerber        of Brylane, L.P.

/s/ WILLIAM C. JOHNSON      Member of the Board of Representatives       May 2, 1997
--------------------------
    William C. Johnson      of Brylane, L.P.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 2nd day of May, 1997.

                              Brylane Capital Corp.


                              By: /s/ ROBERT A. PULCIANI
                                  --------------------------------------------
                                  Robert A. Pulciani
                                  Executive Vice President,
                                  Chief Financial Officer,
                                  Secretary and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                             TITLE                                DATE
        ---------                             -----                                ----
/s/ PETER J. CANZONE               President, Chief Executive                   May 2, 1997
-------------------------
    Peter J. Canzone               Officer and Director
                                   (Principal Executive Officer)

/s/ ROBERT A. PULCIANI             Executive Vice President, Chief Financial    May 2, 1997
-------------------------
   Robert A. Pulciani              Officer, Secretary and Treasurer
                                   (Principal Financial and Accounting
                                   Officer)

/s/ RONALD P. SPOGLI               Director                                     May 2, 1997
-------------------------
   Ronald P. Spogli

/s/ JOHN M. ROTH                   Director                                     May 2, 1997
-------------------------
    John M. Roth

/s/ MARK J. DORAN                  Director                                     May 2, 1997
-------------------------
    Mark J. Doran

/s/ SAMUEL P. FRIED                Director                                     May 2, 1997
-------------------------
    Samuel P. Fried

/s/ WILLIAM K. GERBER              Director                                     May 2, 1997
-------------------------
    William K. Gerber

                                 EXHIBIT INDEX
                                 -------------

 EXHIBIT                                                                  PAGE
  NUMBER                             DESCRIPTION                         NUMBER
  ------                             -----------                         ------
2.1####             First Amended and Restated Incorporation and
                    Exchange Agreement dated as of December 9,
                    1996 by and among FSEP II, FSEP III, FSEP
                    International, Lane Bryant Direct Holding,
                    Inc., The Limited, WearGuard, Leeway & Co.,
                    NYNEX, Chadwick's, Inc. and Brylane Inc.

3.1+                Certificate of Limited Partnership of the
                    Partnership.

3.2+                Agreement of Limited Partnership of the
                    Partnership (the "Partnership Agreement") dated as of August 30, 1993 (with forms of Registration Rights Agreement (Newco) and
                    Stockholders Agreement (Newco) attached as exhibits thereto).

3.3+                Certificate of Incorporation of Brylane Capital.

3.4+                Bylaws of Brylane Capital.

3.5+++ Amendment No. 1 to Partnership Agreement dated as of November 22, 1993.

3.6* Amendment No. 2 to Partnership Agreement dated as of January 28, 1994.

3.7** Amendment No. 3 to Partnership Agreement dated as of March 16, 1994.

3.8### Amendment No. 4 to Partnership Agreement dated October 14, 1994.

3.9## Amendment No. 5 to Partnership Agreement dated September 22, 1995.

3.10## Amendment No. 6 to Partnership Agreement dated October 16, 1995.

3.11#### Amendment No. 7 to Partnership Agreement dated October 14, 1996.

3.12#### Amendment No. 8 to the Partnership Agreement dated December 5, 1996.

3.13@               Amended and Restated Agreement of Limited
                    Partnership of the Partnership dated as of February 26, 1997.

3.14***             Certificate of Incorporation of Brylane Inc.

3.15***             Bylaws of Brylane Inc.

3.16####            Certificate of Amendment of Certificate of
                    Incorporation of VP Holding, as filed with the Office of the Secretary of State of Delaware on December 5, 1996.

3.17####            Certificate of Designation of the Series A
                    Convertible Redeemable Preferred Stock of VP
                    Holding as filed with the Office of the
                    Secretary of State of Delaware on December 6,
                    1996.

3.18######          Form of Certificate of Designation of the
                    Series A Convertible Redeemable Preferred
                    Stock of Brylane Inc. filed with the Office
                    of the Secretary of State of Delaware on
                    February 14, 1997.

4.1+ Purchase Agreement dated August 20, 1993 among the Partnership, Brylane Capital, VGP and each of the Initial Purchasers named therein.

4.2+                Registration Rights Agreement made and
                    entered into the 30th day of August, 1993 among the Partnership, Brylane Capital and the Initial Purchasers.

 EXHIBIT                                                                  PAGE
  NUMBER                             DESCRIPTION                         NUMBER
  ------                             -----------                         ------
4.3+                Indenture dated as of August 30, 1993 among
                    the Partnership and Brylane Capital, as
                    Issuers, B.L. Management, B.L. Distribution,
                    B.L. Management Partnership and B.L.
                    Distribution Partnership, as Guarantors, and
                    United States Trust Company of New York, as
                    Trustee (the "Indenture").

4.4+                Form of Old Note (included at page 37 of the
                    Indenture).

4.5+                Form of New Note (included at page 42 of the
                    Indenture, as amended at page 2 of the First
                    Supplemental Indenture).

4.6+                Form of Guarantee by B.L. Management, B.L.
                    Distribution, B.L. Management Partnership and
                    B.L. Distribution Partnership (included at page 57 and in Article Fourteen of the Indenture).

4.7+                Form of Intercompany Note (included as
                    Exhibit A to the Indenture).

4.8+++              First Supplemental Indenture dated as of
                    November 22, 1993 by and among the
                    Partnership and Brylane Capital, as Issuers, and United States Trust Company of New York, as Trustee.

4.9*                Second Supplemental Indenture dated as of
                    January 28, 1994 among the Partnership,
                    Brylane Capital, B.N.Y. Service Corp. and
                    United States Trust Company of New York, as
                    Trustee.

4.10##              Third Supplemental Indenture dated as of
                    October 16, 1995 by and among the
                    Partnership, Brylane Capital, KingSize
                    Catalog Sales, L.P., K.S. Management,
                    KingSize Catalog Sales, Inc. and United
                    States Trust Company of New York, as Trustee.

4.11####            Fourth Supplemental Indenture dated as of
                    December 9, 1996 by and among the
                    Partnership, Brylane Capital, C.O.B.
                    Management Services, Inc., Chadwick's
                    Tradename Sub, Inc. and United States Trust
                    Company of New York, as Trustee.

4.12@               Registration Rights Agreement dated as of
                    February 26, 1997 by and among Brylane Inc.,
                    FSEP II, FSEP III, FSEP International, M&P
                    Distributing Company, The Limited, WearGuard,
                    TJX, Leeway & Co. and NYNEX.

4.13@               Stockholders Agreement dated as of February
                    26, 1997 by and among Brylane Inc., FSEP II,
                    FSEP III, FSEP International, M&P
                    Distributing Company, The Limited, WearGuard,
                    TJX, Leeway & Co. and NYNEX.

10.1+               Transaction Agreement dated as of July 13,
                    1993 among VGP, VLP and the Transferors
                    referred to therein (the "Transaction
                    Agreement").

10.2+ Amendment No. 1 to Transaction Agreement dated as of August 30, 1993.

10.3+               Addendum to Transaction Agreement dated
                    August 30, 1993 executed by the Partnership.

10.4+               Credit Card Processing Agreement (the "Credit
                    Card Agreement") made as of the 30th day of August, 1993 between World Financial Network
                    National Bank ("World Financial") and the
                    Partnership.

10.5###             Amendment No. 1 to Credit Card Agreement
    xx              dated as of July 1, 1995 between World
                    Financial and the Partnership.


 EXHIBIT                                                                  PAGE
  NUMBER                             DESCRIPTION                         NUMBER
  ------                             -----------                         ------
10.6+               Trademark License Agreement (the "Trademark
                    License Agreement") made as of the 20th day
                    of August, 1993 among Lanco, Inc., Lernco,
                    Inc., Limited Stores, Inc., Lane Bryant, Inc.
                    (collectively, the "Licensors"), Lane Bryant
                    Direct, Inc., and Lerner Direct, Inc.
                    (collectively, the "Licensees").

10.7####            Amendment No. 1 to Trademark License
                    Agreement entered into as of the 9th day of December, 1996 by and among Lanco, Inc.,
                    Lernco, Inc., Limited Stores, Inc., Lane
                    Bryant, Inc., Lane Bryant Direct Holding,
                    Inc. and the Partnership.

10.8+ Electronic Media Trademark License Agreement made as of the 20th day of August, 1993 among the Licensors and the Licensees.

10.9+               Agreement to be Bound by the Trademark
                    License Agreement and the Electronic Media
                    Trademark License Agreement executed by the Partnership.

10.10+ Service Agreement made as of the 30th day of August, 1993 between B.L. Management and the
                    Partnership.

10.11+ Catalog Production Agreement made and entered into as of the 30th day of August, 1993 between B.L. Distribution Partnership and
                    B.L. Management Partnership.

10.12+              Catalog Production, Distribution, License and
                    Administrative Services Agreement made and entered into as of the 30th day of August, 1993 between the Partnership and B.L.
                    Distribution Partnership.

10.13####           Credit Agreement dated as of December 9, 1996
                    (the "Credit Agreement") among the
                    Partnership, the Lenders listed on the
                    signature pages thereof, Morgan Guaranty
                    Trust Company of New York ("Morgan
                    Guaranty"), as Administrative Agent, and
                    Merrill Lynch Capital Corporation ("Merrill
                    Lynch"), as Documentation Agent.

10.14####           Security Agreement dated as of December 9,
                    1996 among the Partnership, the Subsidiary
                    Grantors (as defined therein), and Morgan
                    Guaranty, as Security Agent.

10.15####           Pledge Agreement dated as of December 9, 1996
                    among the Partnership, the Subsidiary
                    Pledgors (as defined therein), and Morgan
                    Guaranty, as Security Agent.

10.16####           Form of Tranche A Term Notes executed by the
                    Partnership in favor of each of the various
                    Lenders which are signatories to the Credit
                    Agreement.

10.17####           Form of Tranche B Term Notes executed by the
                    Partnership in favor of each of the various
                    Lenders which are signatories to the Credit
                    Agreement.

10.18####           Guarantee Agreement dated as of December 9,
                    1996 among the Guarantors (as defined
                    therein), Morgan Guaranty, as Administrative
                    Agent, and the Issuing Banks (as defined in
                    the Credit Agreement).

10.19####           Trademark Collateral Agreement dated as of
                    December 9, 1996 among Lanco, Inc., Lernco,
                    Inc., Limited Stores, Inc., Lerner Stores,
                    Inc., Lane Bryant, Inc. and Morgan Guaranty,
                    as Security Agent.

 EXHIBIT                                                                  PAGE
  NUMBER                             DESCRIPTION                         NUMBER
  ------                             -----------                         ------
10.20****           Loan Agreement made as of August 30, 1993 by
                    and between FSEP II, VP Holding and VGP.

10.21****           No Interest Demand Promissory Note made by
                    FSEP II in favor of VP Holding.

10.22****           Loan Agreement made as of August 30, 1993 by
                    and between FSEP III, VP Holding and VGP.

10.23****           No Interest Demand Promissory Note made by
                    FSEP III in favor of VP Holding.

10.24+              Form of Indemnity Agreement made by and
                    between the Partnership and each of the
                    members of the Board of Representatives of the Partnership.

10.25+              Indemnity Agreement dated as of September
                    1993 made by and between B.L. Management and Robert A. Pulciani.

10.26+              Indemnity Agreement dated as of September
                    1993 made by and between B.L. Distribution and Robert A. Pulciani.

10.27+              1993 Employee Stock Subscription Plan of VP
                    Holding (the "Subscription Plan").

10.28*** Amendment No. 1 to the Subscription Plan dated February 18, 1994.

10.29+ Stock Subscription Agreement made and entered into as of August 30, 1993 by and between VP
                    Holding and Peter Canzone (with Secured
                    Promissory Note and Stock Pledge Agreement attached as exhibits thereto).

10.30+ Form of Stock Subscription Agreement made by and between VP Holding and each of Sheila R.
                    Garelik, Robert A. Pulciani, Richard L.
                    Bennett, William G. Brosius, Bruce G. Clark,
                    Jules Silbert, Loida Noriega-Wilson and
                    Jessie Bourneuf who purchased common stock of VP Holding under the Subscription Plan with cash and, in certain cases, promissory note
                    (with forms of Secured Promissory Note and
                    Stock Pledge Agreement attached as exhibits thereto).

10.31+ Form of Stock Subscription Agreement made by and between VP Holding and each of Arlene
                    Silverman, Kevin McGrain, Kevin Doyle and certain other management investors who purchased common stock of VP Holding under the Subscription Plan with cash and, in certain cases, promissory note (with forms of Secured Promissory Note and Stock Pledge
                    Agreement attached as exhibits thereto).

10.32***            Addendum dated February 18, 1994 to Stock
                    Subscription Agreement between VP Holding and
                    Jules Silbert.

10.33*** Stock Subscription Agreement made and entered into as of May 27, 1994 by and between VP
                    Holding and William C. Johnson.

10.34+ 1993 Performance Partnership Unit Option Plan of the Partnership (the "1993 Option Plan").

10.35+              Form of Performance Partnership Unit Option
                    Agreement entered into by and between the Partnership and each of Peter J. Canzone,
                    Sheila R. Garelik, Robert A. Pulciani, Richard
                    L. Bennett, William G. Brosius, Bruce G.
                    Clark, Jules Silbert, Loida Noriega-Wilson and
                    Jessie Bourneuf under the 1993 Option Plan.

 EXHIBIT                                                                  PAGE
  NUMBER                             DESCRIPTION                         NUMBER
  ------                             -----------                         ------
10.36+              Form of Performance Partnership Unit Option
                    Agreement entered into by and between the
                    Partnership and each of Arlene Silverman,
                    Kevin McGrain, Kevin Doyle and certain other
                    participants under the 1993 Option Plan.

10.37*** Performance Partnership Unit Option Agreement entered into as of May 27, 1994 by and between the Partnership and William C.
                    Johnson.

10.38####           Form of Amendment to Performance Partnership
                    Unit Option Agreement under the 1993 Option
                    Plan.

10.39####           1995 Partnership Unit Option Plan of the
                    Partnership (the "1995 Option Plan").

10.40# Form of Partnership Unit Option Agreement entered into by and between the Partnership and each of Peter J. Canzone, Sheila R.
                    Garelik, Robert A. Pulciani, Richard L.
                    Bennett, William G. Brosius, Bruce G. Clark,
                    Arlene Silverman, Jules Silbert, Loida
                    Noriega-Wilson, Jessie Bourneuf and William
                    C. Johnson under the 1995 Option Plan.

10.41# Form of Partnership Unit Option Agreement entered into by and between the Partnership and each of Kevin McGrain, Kevin Doyle and certain other participants under the 1995
                    Option Plan.

10.42####           Brylane Inc. 1996 Senior Management Stock
                    Subscription Plan (the "Senior Management
                    Plan").

10.43####           Form of Stock Subscription Agreement entered
                    into by and between Brylane Inc. and nine
                    management investors who were issued Common
                    Stock of Brylane Inc. under the Senior
                    Management Plan.

10.44####           Form of Stock Subscription Agreement entered
                    into by and between Brylane Inc. and William
                    C. Johnson under the Senior Management Plan.

10.45####           Brylane Inc. 1996 Stock Subscription Plan
                    (the "Brylane Subscription Plan").

10.46####           Form of Stock Subscription Agreement entered
                    into by and between Brylane Inc. and certain
                    management employees who were issued Common
                    Stock of Brylane Inc. under the Brylane
                    Subscription Plan.

10.47####           Brylane Inc. 1996 Performance Stock Option
                    Plan (the "Brylane 1996 Performance Option
                    Plan").

10.48####           Form of Stock Option Agreement entered into
                    by and between Brylane Inc. and certain
                    participants under the Brylane 1996
                    Performance Option Plan.

10.49####           Form of Stock Option Agreement entered into
                    by and between Brylane Inc. and William C.
                    Johnson under the Brylane 1996 Performance
                    Option Plan.

10.50####           Brylane Inc. 1996 Stock Option Plan (the
                    "Brylane 1996 Option Plan").

10.51####           Form of Stock Option Agreement entered into
                    by and between Brylane Inc. and certain
                    participants under the Brylane 1996 Option
                    Plan.

 EXHIBIT                                                                  PAGE
  NUMBER                             DESCRIPTION                         NUMBER
  ------                             -----------                         ------
10.52#              License Agreement effective as of March 1,
     x              1994 by and between the Partnership and Sears
                    Shop At Home Services, Inc. ("Sears") (with
                    Exhibits E and F attached thereto).

10.53#              License Agreement effective as of August 1,
     x              1994 by and between WearGuard Corporation
                    ("WearGuard") and Sears (with Exhibits E and
                    F attached thereto).

10.54#              First Amendment to License Agreement
                    effective as of August 1, 1995 by and between Sears and WearGuard.

10.55####           License Amendment made as of July 23, 1996
     xxx            between the Partnership and Sears.

10.56##             Asset Purchase Agreement dated September 22,
                    1995 by and among the Partnership, WearGuard and ARAMARK Corporation ("ARAMARK"), as guarantor.

10.57## Letter Amendment to the Purchase Agreement dated September 22, 1995 by and between the Partnership and WearGuard.

10.58# Consent to Assignment dated October 10, 1995 between and among Sears, WearGuard and KingSize Catalog Sales, L.P. ("KingSize
                    Partnership").

10.59## Letter Amendment to the Purchase Agreement dated October 16, 1995 by and between the Partnership and WearGuard.

10.60##             Assignment of Purchase Agreement dated
                    October 16, 1995 by and among the
                    Partnership, KingSize Partnership and K.S.
                    Management.

10.61##             Transition Services Agreement dated as of
                    October 16, 1995 by and among the
                    Partnership, KingSize Partnership, ARAMARK and WearGuard.

10.62##             Noncompetition Agreement dated as of October
                    16, 1995 by and among the Partnership,
                    KingSize Partnership, ARAMARK and WearGuard.

10.63####           Form of Employment Agreement dated as of May
                    1, 1996 between B.L. Management and each of
                    Peter J. Canzone, Robert A. Pulciani, Jules
                    Silbert, Loida Noriega-Wilson and Kevin
                    McGrain.

10.64####           Form of Employment Agreement dated as of May
                    1, 1996 between B.L. Management and each of
                    Sheila R. Garelik and Arlene Silverman.

10.65####           Form of Employment Agreement dated as of May
                    1, 1996 between the Partnership and each of
                    Richard L. Bennett, Bruce G. Clark and
                    William G. Brosius.

10.66####           Amendment No. 1 to Employment Agreement dated
                    as of July 15, 1996 between B.L. Management
                    and Sheila R. Garelik.

10.67####           Asset Purchase Agreement dated as of October
                    18, 1996 by and among TJX, Chadwick's and the
                    Partnership.

10.68####           Amendment Number One to the Asset Purchase
                    Agreement made as of the 9th day of December,
                    1996 among TJX, Chadwick's and the
                    Partnership.

10.69####           Asset Purchase Agreement dated as of October
                    18, 1996 by and among CDM Corp. and the
                    Partnership.

 EXHIBIT                                                                  PAGE
  NUMBER                             DESCRIPTION                         NUMBER
  ------                             -----------                         ------
10.70####           Services Agreement dated as of December 9,
                    1996 between TJX and the Partnership.

10.71####           Amendment to Services Agreement dated as of
                    December 9, 1996 between TJX and the
                    Partnership.

10.72####           Inventory Purchase Agreement effective as of
     xxx            December 9, 1996 by and between the
                    Partnership and TJX.

10.73####           Employment Agreement dated as of December 9,
                    1996 between the Partnership and Dhananjaya
                    K. Rao.

10.74####           Employment Agreement dated as of December 9,
                    1996 between the Partnership and Carol
                    Meyrowitz.

10.75####           VP Holding Stock Subscription Agreement for
                    Preferred Stock made as of December 9, 1996
                    by and between VP Holding and Dhananjaya K.
                    Rao.

10.76####           VP Holding Stock Subscription Agreement for
                    Preferred Stock made as of December 9, 1996
                    by and between VP Holding and Carol
                    Meyrowitz.

10.77####           Form of Brylane Inc. Stock Subscription
                    Agreement for Preferred Stock made as of
                    December 9, 1996 by and between Brylane Inc.
                    and each of Dhananjaya K. Rao and Carol
                    Meyrowitz.

10.78####           Brylane, L.P. Convertible Subordinated Note
                    Due 2006 dated December 9, 1996 made by the
                    Partnership in favor of Chadwick's (with
                    Brylane Inc. and Brylane, L.P. Convertible
                    Subordinated Note Due 2006 made by Brylane
                    Inc. and the Partnership in favor of
                    Chadwick's filed as an exhibit thereto).

10.79####           Unit Subscription Agreement entered into as
                    of December 5, 1996 by and among the
                    Partnership, VP Holding, FSEP II, FSEP III,
                    FSEP International, VGP, VLP, WearGuard,
                    Leeway and NYNEX.

10.80####           Accounts Receivable Purchase Agreement dated
                    as of December 9, 1996 between the
                    Partnership and Alliance Data Systems
                    Corporation.

21.1@               Subsidiaries of Brylane Inc./Brylane, L.P.

27.1@               Financial Data Schedule.


---------------
+ Filed as an exhibit to the Partnership's Registration Statement on Form S-4 (Registration No. 33-69532) on September 29, 1993 and incorporated by reference herein.

++ Filed as an exhibit to Amendment No. 1 to the Partnership's Registration Statement on Form S-4 (Registration No. 33-69532) on November 9, 1993 and incorporated by reference herein.

+++ Filed as an exhibit to Amendment No. 2 to the Partnership's Registration Statement on Form S-4 (Registration No. 33-69532) on November 23, 1993 and incorporated by reference herein.

* Filed on April 25, 1994 as an exhibit to the Partnership's Annual Report on Form 10-K for the fiscal year ended January 29, 1994 and incorporated by reference herein.

** Filed on June 8, 1994 as an exhibit to the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1994 and incorporated by reference herein.

*** Filed as an exhibit to Brylane Inc.'s Registration Statement on Form S-1 (Registration No. 33-86154) on November 9, 1994 and incorporated by reference herein.

**** Filed as an exhibit to Amendment No. 1 to Brylane Inc.'s Registration Statement on Form S-1 (Registration No. 33-86154) on January 11, 1995 and incorporated by reference herein.

# Filed on December 12, 1995 as an exhibit to the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 1995 (the "1995 Third Quarter Form 10-Q") and incorporated by reference herein.

## Filed on December 30, 1995 as an exhibit to the Partnership's Amendment of Current Report on Form 8-K/A (File No. 33-69532) and incorporated by reference herein.

### Filed on May 3, 1996 as an exhibit to the Partnership's Annual Report on Form 10-K for the fiscal year ended February 3, 1996 ("1995 Form 10-K") and incorporated by reference herein.

#### Filed as an exhibit to Amendment No. 2 to Brylane Inc.'s Registration Statement on Form S-1 (Registration No. 33-86154) on December 23, 1996 and incorporated by reference herein.

##### Filed as an exhibit to Amendment No. 3 to Brylane Inc.'s Registration Statement on Form S-1 (Registration No. 33-86154) on January 29, 1997 and incorporated by reference herein.

###### Filed as an exhibit to Amendment No. 4 to Brylane Inc.'s Registration Statement on Form S-1 (Registration No. 33-86154) on February 19, 1997 and incorporated by reference herein.

@         Filed herewith.

x Certain portions of this exhibit have been omitted from the copies incorporated by reference from the Partnership's 1995 Third Quarter Form 10-Q (as defined herein) and are the subject of an order granting confidential treatment with respect thereto.

xx Certain portions of this exhibit have been omitted from the copies incorporated by reference from the Partnership's 1995 Form 10-K (as defined herein) and are the subject of an order granting confidential treatment with respect thereto.

xxx Certain portions of this exhibit have been omitted from the copies filed as part of Amendment No. 2 to Brylane Inc.'s Registration Statement on Form S-1 and are the subject of a request for confidential treatment with respect thereto.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

          No annual report or proxy material has been sent to security holders during the period from August 30, 1993 through the date hereof.