Form 10-Q
period 1997-05-03
BRYLANE L P; BRYLANE CAPITAL CORP
filed 1997-06-17
CIK 912274, 912276

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 3, 1997

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

The number of shares of the registrant's common stock outstanding: Not
Applicable.

================================================================================

                                 BRYLANE, L.P.
                             BRYLANE CAPITAL CORP.
                                   FORM 10-Q
                        For the Quarterly Period Ended
                                  May 3, 1997


                                     INDEX                                                  Page
                                                                                            ----
Part I. Financial Information

     Item 1. Financial Statements
          a) Report of Independent Accountants                                                3

          b) Consolidated Balance Sheets
              February 1, 1997 and May 3, 1997 (unaudited)                                    4

          c) Consolidated Statements of Income (unaudited)
              Thirteen weeks ended May 4, 1996 and May 3, 1997                                5

          d) Consolidated Statements of Cash Flows (unaudited)
              Thirteen weeks ended May 4, 1996 and May 3, 1997                                6

          e) Consolidated Statements of Partnership Equity
              February 3, 1996, February 1, 1997 and thirteen weeks                           7
              ended May 3, 1997 (unaudited)

          f) Notes to Unaudited Consolidated Financial Statements                             8

     Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                              11

Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K                                                18

Signature                                                                                    19

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Representatives of
Brylane, L.P.

We have reviewed the accompanying consolidated balance sheet of Brylane, L.P. as of May 3, 1997 and the related consolidated statement of income and cash flows for the thirteen weeks then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.

Indianapolis, Indiana
June 6, 1997

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                                  BRYLANE, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                            February 1,     May 3,
                                                                1997         1997
                                                             ---------    -----------
                                                                          (Unaudited)
                       ASSETS
                       ------
CURRENT ASSETS:
  Cash and cash equivalents ..............................   $   3,285    $  34,978
  Accounts receivable, deferred billing (net) ............      22,750       10,722
  Accounts receivable, other .............................      32,107       38,386
  Inventories ............................................     168,821      159,264
  Paper inventory ........................................       9,790        8,846
  Catalog costs ..........................................      31,222       26,382
  Other ..................................................       6,252        5,493
                                                             ---------    ---------

          TOTAL CURRENT ASSETS                                 274,227      284,071

Property and equipment, net...............................      75,970       75,858

Organization and deferred financing costs.................      11,114        4,358

Intangibles and other assets..............................     343,243      340,534

Deferred offering costs...................................         680           --
                                                             ---------    ---------

          TOTAL ASSETS                                       $ 705,234    $ 704,821
                                                             =========    =========

                    LIABILITIES AND EQUITY
                    ----------------------
CURRENT LIABILITIES:
  Accounts payable .......................................   $  93,928    $ 106,998
  Accrued interest .......................................       8,612        2,832
  Accrued expenses .......................................      45,356       46,225
  Reserve for returns ....................................      18,603       23,660
  Current portion of long-term debt ......................      26,000       14,975
                                                             ---------    ---------

          TOTAL CURRENT LIABILITIES ......................     192,499      194,690

Long-term debt ...........................................     401,362      301,074
Other long-term liabilities ..............................       6,010        6,846
                                                             ---------    ---------

          TOTAL LIABILITIES                                    599,871      502,610

Convertible redeemable preferred stock of Brylane Inc.....       1,500        1,500

Partnership equity:
  General partner, 2,562,500 units .......................      25,625       25,625
  Limited partners, 12,908,945 units at February 1, 1997
      and May 3, 1997 ....................................     159,855      247,180
  Reduction for predecessor cost - carryover basis .......    (152,067)    (152,067)
  Loans to management investors ..........................      (2,490)      (2,490)
  Accumulated earnings ...................................      72,940       82,463
                                                             ---------    ---------
               Total partnership equity ..................     103,863      200,711
                                                             ---------    ---------

          TOTAL LIABILITIES AND EQUITY                       $ 705,234    $ 704,821
                                                             =========    =========

 The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                 BRYLANE, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                      Thirteen Weeks Ended
                                                     -----------------------
                                                       May 4,       May 3,
                                                        1996         1997
                                                     ----------   ----------
Net sales ..........................................   $150,680   $328,801

      Cost of goods sold ...........................     72,662    169,047
                                                       --------   --------

Gross margin .......................................     78,018    159,754

Operating expenses:
      Catalog and advertising ......................     47,518     83,339
      Fulfillment ..................................      8,274     28,070
      Support services .............................     10,544     22,010
      Intangibles and organization cost amortization      1,409      2,732
                                                       --------   --------
Total operating expenses ...........................     67,745    136,151
                                                       --------   --------

Operating income ...................................     10,273     23,603

Interest expense, net ..............................      5,556      7,528
                                                       --------   --------

Income before income taxes
      and extraordinary charge .....................      4,717     16,075

Provision for income taxes .........................         29         28
                                                       --------   --------

Income before extraordinary charge .................      4,688     16,047

Extraordinary charge related to early
      retirement of debt ...........................         --      6,524
                                                       --------   --------

Net income .........................................   $  4,688   $  9,523
                                                       ========   ========


 The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                  BRYLANE, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              Thirteen Weeks Ended
                                                                             ----------------------
                                                                               May 4,       May 3,
                                                                                1996         1997
                                                                              -------------------
OPERATING ACTIVITIES:
      Net income .........................................................   $   4,688    $   9,523
      Impact of other operating activities on cash flows:
          Depreciation ...................................................       1,072        2,526
          Non-recurring inventory charge .................................          --        2,486
          Extraordinary charge related to early retirement of debt .......          --        6,524
          Non-cash compensation expense ..................................          --          175
          Amortization:
               Intangibles and organization costs ........................       1,409        2,732
               Deferred financing costs (included in interest expense) ...         367          420
               Discount on notes (included in interest expense) ..........          24           24
          Changes in operating assets and liabilities:
               Accounts receivable .......................................         542        5,749
               Inventories ...............................................      (6,733)       9,557
               Catalog costs and paper inventory .........................       2,457        5,784
               Accounts payable and accrued expenses .....................      11,847       14,276
               Accrued interest ..........................................      (2,929)      (5,780)
               Other assets and liabilities ..............................       2,607        5,330
                                                                             ---------    ---------

Net cash provided by operating activities ................................      15,351       59,326
                                                                             ---------    ---------

INVESTING ACTIVITIES:
      Capital expenditures ...............................................        (521)      (4,047)
                                                                             ---------    ---------
Net cash used in investing activities ....................................        (521)      (4,047)
                                                                             ---------    ---------
FINANCING ACTIVITIES:
      Payments on 1996 and 1997 bank credit facility .....................      (3,374)    (293,000)
      Proceeds from issuance of 1997 Bank Credit Facility ................          --      181,663
      Proceeds from initial public offering of Brylane Inc ...............          --       96,000
      Offering fees and expenses related to Brylane Inc ..................          --       (8,046)
      Debt issuance fees and expenses ....................................          --         (203)
      Tax distributions to partners ......................................      (1,246)          --
      Proceeds from the sale, net of repurchase, of partnership interests,
          net of management notes ........................................          77           --
                                                                             ---------    ---------

Net cash used in financing activities ....................................      (4,543)     (23,586)
                                                                             ---------    ---------

Cash and cash equivalents, at beginning of year ..........................       7,469        3,285
                                                                             ---------    ---------

Cash and cash equivalents, at end of period ..............................   $  17,756    $  34,978
                                                                             =========    =========

Supplemental disclosure of cash flow information:

      Interest paid ......................................................   $   8,129    $  14,070
                                                                             =========    =========
    Income taxes paid during each of the periods presented were not material.

 The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                 BRYLANE, L.P.
                 CONSOLIDATED STATEMENTS OF PARTNERSHIP EQUITY
                             (DOLLARS IN THOUSANDS)


                                                General Partner             Limited Partners
                                           -------------------------    --------------------------
                                               Units        Amount        Units            Amount
                                           -----------   -----------    ----------    ------------

Balance, February 3, 1996 ..............     2,562,500       $25,625    10,340,000       $105,204
   Net income ..........................            --            --            --             --
   Sale of units .......................            --            --     2,573,945         51,441
   Repurchase of units .................            --            --        (5,000)           (60)
   Exchange of stock options ...........            --            --            --          3,270
   Tax distributions payable to partners            --            --            --             --
                                             ---------       -------    ----------       --------

Balance, February 1, 1997 ..............     2,562,500        25,625    12,908,945        159,855

   Net income ..........................            --            --            --             --
   Proceeds from initial public offering            --            --            --         96,000
   Initial public offering expenses ....            --            --            --         (8,850)
   Exchange of stock options ...........            --            --            --            175
                                             ---------       -------    ----------       --------

Balance May 3, 1997 (unaudited) ........     2,562,500       $25,625    12,908,945       $247,180
                                             =========       =======    ==========       ========
                                          Reduction for
                                            Predecessor
                                              Cost -        Loans to
                                            Carryover      Management   Accumulated
                                              Basis         Investors     Earnings          Total
                                           ------------   ------------  ------------    ------------
 Balance, February 3, 1996 .............     $(152,067)       $(2,515)       $50,940       $ 27,187
   Net income ..........................            --             --         26,952         26,952
   Sale of units .......................            --             25             --         51,466
   Repurchase of units .................            --             --             --            (60)
   Exchange of stock options ...........            --             --             --          3,270
   Tax distributions payable to partners            --             --         (4,952)        (4,952)
                                             ---------        -------        -------       --------

Balance, February 1, 1997 ..............      (152,067)        (2,490)        72,940        103,863

   Net income ..........................            --             --          9,523          9,523
   Proceeds from initial public offering            --             --             --         96,000
   Initial public offering expenses ....            --             --             --         (8,850)
   Exchange of stock options ...........            --             --             --            175
                                             ---------        -------        -------       --------

Balance May 3, 1997 (unaudited) ........     $(152,067)       $(2,490)       $82,463       $200,711
                                             =========        =======        =======       ========

 The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                 BRYLANE, L.P.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)   NATURE OF OPERATIONS:

     Brylane, L.P., a Delaware limited partnership ("Brylane" or the "Partnership" or the "Company") is a leading catalog retailer of value-priced apparel, with a focused portfolio of catalogs that includes Lane Bryant, Roaman's, Jessica London and KingSize serving the special size market, and Lerner, Chadwick's of Boston, Sue Brett and Bridgewater, serving the women's regular-size apparel market. Brylane also markets certain of its catalogs under the "Sears" name to customers of Sears, Roebuck and Co. under an exclusive licensing arrangement with Sears Shop at Home Services, Inc.

    Brylane's merchandising strategy is to provide value-priced, private label and branded apparel with a consistent quality and fit, to concentrate on apparel with limited fashion risk, and to offer a broader selection of sizes, styles and colors than can be found at most retail stores and in other competing catalogs. Each of Brylane's catalogs offers its customers basic, traditional and classic apparel.


(2)  ORGANIZATION AND BASIS OF FINANCIAL STATEMENT PRESENTATION:

          On February 26, 1997, in connection with the initial public offering of Brylane Inc. ("Initial Public Offering"), Brylane, L.P. became a wholly-owned subsidiary of Brylane Inc. pursuant to the First Amended and Restated Incorporation and Exchange Agreement (the "Exchange Agreement"), whereby certain affiliates of Freeman Spogli & Co. ("FS&Co."), The Limited, Inc. ("The Limited"), M&P Distributing Co., WearGuard Corporation ("WearGuard"), Leeway & Co., and NYNEX exchanged their shares of common stock of VP Holding Corporation or ownership interests in the Partnership, except for the TJX noteholder ("TJX Noteholder"), for 14,926,778 shares of $.01 par value common stock ("Common Stock") of Brylane Inc. (the "Exchange Transaction"). Additionally, pursuant to their respective stock subscription agreements with VP Holding Corporation, members of management and others exchanged their shares of common stock of VP Holding Corporation for an aggregate of 544,667 shares of Common Stock of Brylane Inc. In connection with the Exchange Transaction, Brylane, L.P. retained all of its assets, operations and liabilities.

          On February 26, 1997, Brylane Inc. offered 4,000,000 shares of Common Stock to the public through its Initial Public Offering. Brylane Inc. is a registrant pursuant to Section 12 of the Exchange Act and is thereby required to provide continuous financial reporting to its stockholders. As discussed above, Brylane Inc. does not maintain any separate assets, operations or liabilities, except for assets and liabilities related to the income taxes of Brylane Inc., as all activities are conducted within Brylane, L.P.

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

                                 BRYLANE, L.P.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The consolidated financial statements included in this Form 10-Q related to Brylane, L.P. and Brylane Capital Corp. differ in several respects from the consolidated financial statements contained in the Form 10-Q of Brylane Inc. (Commission File No. 33-86154). In particular, the consolidated balance sheet of Brylane Inc. at May 3, 1997 includes deferred income taxes of $17.6 million as part of its total assets and income taxes payable of approximately $4.1 million as part of its current liabilities. In addition, the consolidated statement of income of Brylane Inc. for the thirteen weeks ended May 3, 1997 includes a provision for income taxes of approximately $6.5 million and an extraordinary charge related to the early retirement of debt, net of tax, of approximately $4.1 million, resulting in net income of approximately $5.5 million.

(3)  ACQUISITION:

          In December 1996, Brylane completed the acquisition of certain assets of the Chadwick's of Boston catalog division ("Chadwick's") of Chadwick's, Inc., a wholly-owned subsidiary of The TJX Companies ("TJX") (the "Chadwick's Acquisition"). Chadwick's is a catalog business devoted to selling off-price women's career, casual and social apparel. The Chadwick's Acquisition included the purchase of inventory, property, plant and equipment, customer lists, trademarks, goodwill and the assumption of certain liabilities relating to the business by Brylane. In addition, the parties entered into a services agreement, as well as an inventory purchase agreement pursuant to which TJX has committed to purchase certain amounts of Chadwick's excess inventory through January 2000.

          Brylane paid to TJX $222.7 million (subject to certain post-closing adjustments) and issued to TJX a $20.0 million Convertible Redeemable Note due 2006. In order to fund a portion of the cash paid in connection with the Chadwick's Acquisition and to repay its existing indebtedness under its 1993 bank credit facility, the Partnership entered into the 1996 Bank Credit Facility. In addition, the Partnership received an aggregate of $51.3 million in new equity from certain affiliates of FS&Co., Leeway & Co., NYNEX and WearGuard.

          On May 16, 1997, Brylane received a preliminary cash purchase price adjustment of $28.8 million from TJX. The allocation of the purchase price is not yet final.

(4) LONG-TERM DEBT:

          In connection with the Chadwick's Acquisition, the Partnership entered into a Credit Agreement dated December 9, 1996 among Brylane, Morgan Guaranty Trust Company of New York ("Morgan Guaranty"), as administrative agent, Merrill Lynch Capital Corporation ("Merrill Lynch"), as documentation agent, and the other lenders party thereto, and guaranteed by each of the Company's subsidiaries (the "1996 Bank Credit Facility"), which consisted of (i) a $213.0 million five-year term loan, (ii) a $70.0 million six-year and three-month term loan, and (iii) a $125.0 million five-year revolving credit facility with a $75.0 million sublimit for letters of credit. The proceeds of the term loans of the 1996 Bank Credit Facility were used to fund a portion of the cash paid upon the closing of the Chadwick's Acquisition (including related fees and expenses) as well as to repay Brylane's then existing indebtedness under its 1993 bank credit facility. In connection with Brylane Inc.'s Initial Public Offering on February 26, 1997, and the use of the net proceeds received therefrom and contributed by Brylane Inc. to the Partnership, the Company repaid $89.3 million in indebtedness under its 1996 Bank Credit Facility. In addition, the Company made $12.0 million of prepayments on the 1996 Bank Credit Facility during the thirteen weeks ended May 3, 1997.

          On April 30, 1997, the Partnership entered into a credit agreement among Brylane, Morgan Guaranty, as administrative agent, Merrill Lynch, as documentation agent, and the lenders party thereto, and guaranteed by each of the Company's subsidiaries (the "1997 Bank Credit Facility") which consists of
(i) a $111.7 million four-year nine-month term loan (the "Tranche A Term Loan"),
(ii) a $70.0 million five-year and ten-month term loan (the "Tranche B Term Loan", and collectively with the Tranche A Term Loan, the "Term Loans"), and
(iii) a $125.0 million four-year nine-month revolving credit facility (the "Revolving Credit Facility") with a $75.0 million sublimit for letters of credit. The proceeds of the Term Loans of the 1997 Bank Credit Facility were used to repay Brylane's existing indebtedness under the 1996 Bank Credit Facility.

                                 BRYLANE, L.P.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Revolving Credit Facility can be used for letters of credit and general corporate purposes, including working capital needs. The Term Loans require scheduled quarterly principal payments over their terms. In addition, Brylane is obligated to make certain mandatory prepayments of the Term Loans and the Revolving Credit Facility under certain circumstances. Borrowings under the Term Loans and the Revolving Credit Facility bear interest at one of two rates selected by the Partnership (i) a margin over the higher of (A) Morgan Guaranty's prime rate or (B) the federal funds rate plus 0.5% or (ii) a margin over LIBOR (as defined) for specified interest periods. The margin for each rate may vary based on the ratio of the Partnership's net debt to operating cash flow ratio. The Tranche A Term Loan currently bears interest at LIBOR plus 1.125% and the Tranche B Term Loan initially bears interest at LIBOR plus 1.625%. (Prior to the refinancing, the term loans under the 1996 Bank Credit Facility bore interest at LIBOR plus 2.0% and LIBOR plus 2.5%, respectively). The Term Loans begin amortizing on August 2, 1997, with aggregate scheduled principal payments of $9.9 million during the remainder of fiscal 1997. As a result of this transaction, the Company recorded an extraordinary charge for the fees associated with the 1996 Bank Credit Facility in its consolidated statement of income for the thirteen weeks ended May 3, 1997.

          The Company made $10.0 million of prepayments on the Tranche A Term Loan of the 1997 Bank Credit Facility during the thirteen weeks ended May 3, 1997. As of May 3, 1997, Brylane had no borrowings under the Revolving Credit Facility and, after giving effect to the issuance of letters of credit for $39.5 million which the Company intends to pay through funds generated from operations, had additional capacity under the Revolving Credit Facility of approximately $85.5 million.

          Subsequent to May 3, 1997, the Company prepaid an additional $50.0 million on the Tranche A Term Loan of the 1997 Bank Credit Facility. Amounts used by the Company to make such prepayments included the $28.8 million preliminary cash purchase price adjustment received by the Company from TJX on May 16, 1997 (See Note (3) of the Notes to the Unaudited Consolidated Financial Statements) and the remainder came from available funds. As a result of these prepayments, the remaining balance of the Tranche A Term Loan was reduced to $51.7 million and the scheduled principal payments for the remainder of fiscal 1997 have been reduced to $5.4 million.

(5)  RECLASSIFICATIONS:

          Certain reclassifications have been made to the consolidated statements of cash flows for the thirteen weeks ended May 3, 1997 to conform with the financial statement presentation adopted for the fiscal year ended February 1, 1997. Such reclassifications had no effect on previously reported net income.


(6)  UNAUDITED INTERIM FINANCIAL STATEMENTS:

          The financial statements as of and for the thirteen weeks ended May 4, 1996 and May 3, 1997 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements should be read in conjunction with the financial statement disclosures contained in Brylane, L.P.'s Form 10-K for the fiscal year ended February 1, 1997. In the opinion of management, the accompanying financial statements reflect all adjustments necessary (which are of a normal recurring nature, unless separately disclosed) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations and cash flows for a full fiscal year.

                                 BRYLANE, L.P.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

          As a result of the Chadwick's Acquisition and the application of purchase accounting related thereto, the Company's gross margin for the thirteen weeks ended May 3, 1997 reflects a non-recurring inventory charge of $2.5 million related to the write-up of the Chadwick's inventory. A remaining write-up of $0.8 million related to the Chadwick's inventory will be charged to cost of goods sold during the second quarter. In addition, as a result of the formation of Brylane, L.P. and the related acquisition of the Lane Bryant, Roaman's and Lerner catalog businesses by certain affiliates of FS&Co. and of The Limited (the "Brylane Acquisition"), the acquisition by Brylane of the KingSize catalog division of WearGuard Corporation (the "KingSize Acquisition"), and the Chadwick's Acquisition and the application of purchase accounting related thereto, the results of operations for the thirteen weeks ended May 3, 1997 reflect amortization of intangible assets related to the Brylane Acquisition, the KingSize Acquisition and the Chadwick's Acquisition of $1.1 million, $0.3 million and $1.3 million, respectively.

          The Company's results of operations in the future will continue to reflect the amortization of intangible assets related to the Brylane Acquisition, the KingSize Acquisition and the Chadwick's Acquisition of $4.2 million per year, $1.4 million per year and $5.3 million per year, respectively, and step-up depreciation associated with the write-up of certain fixed assets in connection with the Brylane Acquisition of $0.4 million per year. Subsequent to May 3, 1997, the Company prepaid $50.0 million on the Tranche A Term Loan of the 1997 Bank Credit Facility (as defined herein). As a result of these prepayments, the Company's interest expense for the remainder of fiscal 1997 should be reduced.

          This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Such statements are subject to a number of risks and uncertainties, including among other things, competition, risks associated with the Sears Agreement, the impact of increases in costs of postage, paper and printing, control of the Company by FS&Co. and The Limited, dependence on suppliers, risks generally associated with acquisitions, and risks related to unionized employees. Actual results in the future could differ materially from those described in the forward-looking statements as a result of such risk factors. The Company undertakes no obligation to publicly release the result of any revisions of these forward-looking statements that may be made to reflect any future events or circumstances.

          The following discussion should be read in conjunction with the financial statements and related notes thereto which appear elsewhere in this Form 10-Q and in conjunction with the Annual Report on Form 10-K for Brylane, L.P. as filed with the Securities and Exchange Commission on May 2, 1997 (File No. 33-69532).

RESULTS OF OPERATIONS

          The following tables set forth certain operating data of Brylane, L.P. for the periods indicated.


                                                         Thirteen Weeks Ended
                                                         --------------------
                                                  May 4, 1996           May 3, 1997
                                                  -----------           -----------
                                                           (in thousands)
                                                             (unaudited)
Net sales....................................     $150,680               $328,801
Gross profit.................................       78,018                159,754
Operating expenses:
  Catalog and advertising....................       47,518                 83,339
  Fulfillment ...............................        8,274                 28,070
  Support services...........................       10,544                 22,010
  Amortization of acquisitions
    intangibles and organization costs.......        1,409                  2,732
                                                  --------               --------
Operating income.............................       10,273                 23,603
  Add back: Non-recurring inventory
    charge(1)................................           --                  2,486
  Add back: Amortization of acquisitions
    intangibles and organization costs(2)....        1,409                  2,732
  Add back: Step-up depreciation(3)..........           92                     92
  Add back: Non-cash compensation
    expense(4)...............................           --                    175
                                                  --------               --------
Operating income before acquisitions related
  and non-recurring adjustments..............     $ 11,774               $ 29,088
                                                  ========               ========


          The following table sets forth certain operating data of Brylane, L.P. expressed as a percentage of net sales for the periods indicated.

                                                         Thirteen Weeks Ended
                                                        ---------------------
                                                 May 4, 1996            May 3, 1997
                                                 ------------           ------------
Net sales....................................        100.0%                 100.0%
Gross profit.................................         51.8                   48.6
Operating expenses:
  Catalog and advertising....................         31.6                   25.3
  Fulfillment ...............................          5.5                    8.6
  Support services...........................          7.0                    6.7
  Amortization of acquisitions
    intangibles and organization costs.......          0.9                    0.8
                                                     -----                  -----
Operating income.............................          6.8                    7.2
  Add back: Non-recurring inventory
    charge(1)................................           --                    0.7
  Add back: Amortization of acquisitions
    intangibles and organization costs(2)....          0.9                    0.8
  Add back: Step-up depreciation(3)..........          0.1                    0.0
  Add back: Non-cash compensation
    expense(4)...............................           --                    0.1
                                                     -----                  -----
Operating income before acquisitions related
  and non-recurring adjustments..............          7.8%                   8.8%
                                                     =====                  =====

                                                                Notes on page 14

        The following table sets forth certain operating data of Brylane, L.P. on an unaudited proforma basis for the thirteen weeks ended May 4, 1996 to include net sales, cost of sales and operating expenses for Chadwick's as if the Chadwick's Acquisition had occurred on February 4, 1996 (the first day of fiscal
1996). The proforma unaudited information is included for comparative purposes only and is not meant to be indicative of what the consolidated statements of operations data would have been had the transaction occurred at February 4, 1996.

                                                     Thirteen Weeks Ended
                                                     --------------------
                                                  Proforma
                                                 May 4, 1996      May 3, 1997
                                                 -----------      -----------
                                                         (in thousands)
                                                          (unaudited)
Net sales....................................     $ 282,676        $ 328,801
Gross profit.................................       139,085          159,754
Operating expenses:
  Catalog and advertising....................        75,133           83,339
  Fulfillment ...............................        20,378           28,070
  Support services...........................        18,792           22,010
  Amortization of acquisitions
    intangibles and organization costs.......         2,732            2,732
                                                  ---------         --------
Operating income.............................        22,050           23,603
  Add back: Non-recurring inventory
    charge(1)................................            --            2,486
  Add back: Amortization of acquisitions
    intangibles and organization costs(2)....         2,732            2,732
  Add back: Step-up depreciation(3)..........            92               92
  Add back: Non-cash compensation
    expense(4)...............................            --              175
                                                  ---------         --------
Operating income before acquisitions related
  and non-recurring adjustments..............     $  24,874         $ 29,088
                                                   =========        ========

    The following table expresses the above operating data as a percentage of net sales for the periods indicated.

                                                        Thirteen Weeks Ended
                                                        --------------------
                                                     Proforma
                                                    May 4, 1996      May 3, 1997
                                                    -----------      -----------
Net sales....................................         100.0%           100.0%
Gross profit.................................          49.2             48.6
Operating expenses:
  Catalog and advertising....................          26.6             25.3
  Fulfillment ...............................           7.2              8.6
  Support services...........................           6.6              6.7
  Amortization of acquisitions
    intangibles and organization costs.......           1.0              0.8
                                                        ---              ---
Operating income.............................           7.8              7.2
  Add back: Non-recurring inventory
    charge(1)................................            --              0.7
  Add back: Amortization of acquisitions
    intangibles and organization costs(2)....           1.0              0.8
  Add back: Step-up depreciation(3)..........           0.0              0.0
  Add back: Non-cash compensation
    expense(4)...............................            --              0.1
                                                        ---              ---
Operating income before acquisitions related
  and non-recurring adjustments..............           8.8%             8.8%
                                                        ===              ===

                                                                Notes on page 14

(1) The non-recurring inventory charge resulted from increasing inventory by $4,972,000 for the Chadwick's Acquisition to reflect the fair market value of the inventory at December 9, 1996, the closing date of the Chadwick's Acquisition. The non-recurring inventory charge is being amortized into cost of goods sold over six-months beginning in December 1996.

(2) Represents amortization of goodwill and other intangible assets related to the Brylane Acquisition of $125,450,000 over a 30-year composite life and of organizational costs of $300,000 over five years. Subsequent to October 1, 1995, includes amortization related to the KingSize Acquisition of goodwill of $50,762,000 over a 40-year life, of customer file of $520,000 over an eight-year life, and of a noncompetition agreement of $300,000 over a five-year life. Subsequent to December 9, 1996, includes amortization related to the Chadwick's Acquisition of goodwill of $179,485,000 over a 40-year life, and of customer file of $4,020,000 over a five-year life.

(3) Property and equipment were written up by $2,943,000 at the time of the Brylane Acquisition. This step-up is being depreciated over eight years using the straight-line method .

(4) Represents non-cash compensation expense related to amendments to the Brylane, L.P. 1993 Partnership Unit Option Plan.

THIRTEEN WEEKS ENDED MAY 3, 1997 COMPARED TO THIRTEEN WEEKS ENDED MAY 4, 1996

          NET SALES.

          Net sales as reported for the thirteen weeks ended May 3, 1997 increased to $328.8 million from $150.7 million in the comparable period of fiscal 1996. The increase in net sales came principally from the inclusion of the net sales of the recently acquired Chadwick's of Boston catalog and also from the Company's other catalog titles.

          Net sales on a proforma basis including Chadwick's for the thirteen weeks ended May 4, 1996, increased 16.3% to $328.8 million from $282.7 million. Such sales gain was due, primarily, to an increase in circulation and an increase in the average order size across all catalogs as compared to the comparable period in fiscal 1996.

          GROSS PROFIT.

          Gross profit for the thirteen weeks ended May 3, 1997 increased to $159.8 million (48.6% of net sales) from $78.0 million (51.8% of net sales) for the same period of fiscal 1996. The lower gross profit as a percent of net sales is due to the inclusion of the Chadwick's catalogs with lower mark-ups on merchandise sold as compared to the Company's other catalog titles and to a non-recurring inventory charge of $2.5 million (0.7% of net sales) relating to the step-up of the value of inventory in connection with the Chadwick's Acquisition.

          Gross profit on a proforma basis including Chadwick's for the thirteen weeks ended May 4, 1996 and eliminating the effects of the non-recurring inventory charge in the thirteen weeks ended May 3, 1997, increased to $162.2 million (49.3% of net sales) from $139.1 million (49.2% of net sales), primarily due to strong merchandise sourcing strategies.

          CATALOG AND ADVERTISING EXPENSE.

          Catalog and advertising expense is comprised of the costs to produce and distribute catalogs, primarily paper, printing and catalog mailing costs, and the cost of acquiring names of prospective customers. For the thirteen weeks ended May 3, 1997, catalog and advertising expense increased to $83.3 million (25.3% of net sales) from $47.5 million (31.6% of net sales) for the same period of fiscal 1996. The decrease on a percent of net sales basis was primarily due to the inclusion of the Chadwick's catalog and its associated catalog and advertising expense and net sales.

          Catalog and advertising expense on a proforma basis including Chadwick's for the thirteen weeks ended May 4, 1996, decreased on a percent of net sales basis to 25.3% ($83.3 million) in 1997 from 26.6% ($75.1 million) in 1996. This decrease on a percent of net sales basis is primarily due to the renegotiation of certain printing contracts, reduced paper costs and an increase in the sales productivity per catalog.

          Paper prices, which peaked in the Fall of 1995, declined throughout 1996. Assuming that paper prices remain at their current levels, the Company believes that it will experience a decrease in year-over-year paper costs in the second quarter of 1997.

          FULFILLMENT EXPENSE.

          Fulfillment expense includes distribution center, telemarketing, credit services and customer service expenses, partially offset by net merchandise postage revenue. Fulfillment expense as reported in the thirteen weeks ended May 3, 1997 increased to $28.1 million (8.6% of net sales) from $8.3 million (5.5% of net sales) for the same period in fiscal 1996. The increase on a percent of net sales basis was primarily due to increased fulfillment costs associated with the acquisition of Chadwick's.

          Fulfillment expense on a proforma basis including Chadwick's for the thirteen weeks ended May 4, 1996, increased on a percent of net sales basis to 8.6% ($28.1 million) in 1997 from 7.2% ($20.4 million) in 1996. This increase on a percent of net sales basis was primarily due to increased payroll in the distribution center, telemarketing and other areas to ensure a high level of customer service in order to meet increased demand.

          SUPPORT SERVICES EXPENSE.

          Support services expense includes staffing and other administrative overhead costs associated with the operation of the business and the license fees associated with the Company's agreements with Sears Shop At Home. Support services expense as reported for the thirteen weeks ended May 3, 1997 increased to $22.0 million (6.7% of net sales) from $10.5 million (7.0% of net sales) for the same period in fiscal 1996. The decrease on a percent of net sales basis was primarily due to the inclusion of Chadwick's and its associated overhead costs and net sales.

          Support services expense on a proforma basis including Chadwick's for the thirteen weeks ended May 4, 1996, increased as a percent of net sales to 6.7% ($22.0 million) in 1997 from 6.6% ($18.8 million) in 1996. This slight increase in support services expense as a percent of net sales is primarily due to an increase in staffing to support the growth of the business.

          AMORTIZATION EXPENSE.

          Acquisition related intangibles and organization cost amortization expense in the thirteen weeks ended May 3, 1997 included $1.1 million related to the Brylane Acquisition, $0.3 million related to the KingSize Acquisition and $1.3 million related to the Chadwick's Acquisition. Acquisition related intangibles and organization cost amortization expense in the thirteen weeks ended May 4, 1996 included $1.1 million related to the Brylane Acquisition and $0.3 million related to the KingSize Acquisition.

          OPERATING INCOME.

          Operating income before acquisitions-related and non-recurring adjustments in the thirteen weeks ended May 3, 1997 increased $29.1 million (8.8% of net sales) from $11.8 million (7.8% of net sales) for the same period of fiscal 1996. As a percent of net sales, operating income increased primarily as a result of the decrease in catalog and advertising expense as described above, partially offset by the increase in fulfillment expense.

          Operating income on a proforma basis including Chadwick's for the thirteen weeks ended May 4, 1996 increased to $29.1 million (8.8% of net sales) in 1997 from $24.9 million (8.8% of net sales) in 1996.

          INTEREST EXPENSE.

          Interest expense, net, in the thirteen weeks ended May 3, 1997 increased to $7.5 million (2.3% of net sales) from $5.6 million (3.7% of net sales) for the same period of fiscal 1996 due to the increased borrowings of $210 million incurred in connection with the Chadwick's Acquisition, partially offset by slightly lower interest rates on the term loans of the 1996 Bank Credit Facility (as defined below).

          LIQUIDITY AND CAPITAL RESOURCES

          The Company has historically met its working capital needs, principally building inventory to meet increased sales, and its capital expenditure requirements primarily through funds generated from operations. After the Brylane Acquisition, the KingSize Acquisition and the Chadwick's Acquisition, the Company's liquidity requirements have also included servicing the debt incurred to finance these acquisitions.

          Cash flow provided by operating activities increased to $59.3 million for the thirteen weeks ended May 3, 1997, from $15.4 million for the thirteen weeks ended May 4, 1996. This increase was primarily due to an increase in net income, a decrease in merchandise inventory levels and higher merchandise payables on inventory owned by the Company at May 3, 1997, and a decrease in accounts receivable related to the deferred receivables program. The Company's cash balance was $35.0 million at May 3, 1997 compared to $3.3 million at February 1, 1997. The increase in the cash balance from February 1, 1997 to May 3, 1997 was achieved while using $23.6 million for financing activities, which included $22.0 million in debt payments as well as $4.0 million in capital expenditures, as discussed below.

          Capital expenditures were $4.0 million in the thirteen weeks ended May 3, 1997 compared to $0.5 million in the same period in fiscal 1996. The Company's capital expenditures for the remainder of fiscal 1997 are estimated to be $8.5 million, including $1.4 million for a new telemarketing order entry system for Chadwick's, $1.4 million for management information systems, $1.3 million for the Chadwick's fulfillment and return processing centers, and $0.9 million for remodeling the stacker cranes at the Indianapolis fulfillment center. The remaining $3.5 million of capital expenditures in fiscal 1997 will be spent on routine maintenance and upgrades for both of Brylane's catalog fulfillment centers. Brylane plans to fund its capital expenditures for fiscal 1997 using cash generated from operations.

          In connection with the Chadwick's Acquisition, the Partnership entered into a Credit Agreement dated December 9, 1996 among Brylane, Morgan Guaranty Trust Company of New York ("Morgan Guaranty"), as administrative agent, Merrill Lynch Capital Corporation ("Merrill Lynch"), as documentation agent, and the other lenders party thereto, and guaranteed by each of the Company's subsidiaries (the "1996 Bank Credit Facility"), which consisted of (i) a $213.0 million five-year term loan, (ii) a $70.0 million six-year and three-month term loan, and (iii) a $125.0 million five-year revolving credit facility with a $75.0 million sublimit for letters of credit. The proceeds of the term loans of the 1996 Bank Credit Facility were used to fund a portion of the cash paid upon the closing of the Chadwick's Acquisition (including related fees and expenses) as well as to repay Brylane's then existing indebtedness under its 1993 bank credit facility. In connection with Brylane Inc.'s Initial Public Offering on February 26, 1997, and the use of the net proceeds received therefrom and contributed by Brylane Inc. to the Partnership, the Company repaid $89.3 million in indebtedness under its 1996 Bank Credit Facility. In addition, the Company made $12.0 million of prepayments on the 1996 Bank Credit Facility during the thirteen weeks ended May 3, 1997.

          On April 30, 1997, the Partnership entered into a credit agreement among Brylane, Morgan Guaranty, as administrative agent, Merrill Lynch, as documentation agent, and the lenders party thereto, and guaranteed by each of the Company's subsidiaries (the "1997 Bank Credit Facility") which consists of
(i) a $111.7 million four-year nine-month term loan (the "Tranche A Term Loan"),
(ii) a $70.0 million five-year and ten-month term loan (the "Tranche B Term Loan", and collectively with the Tranche A Term Loan, the "Term Loans"), and
(iii) a $125.0 million four-year nine-month revolving credit facility (the "Revolving Credit Facility") with a $75.0 million sublimit for letters of credit. The proceeds of the Term Loans of the 1997 Bank Credit Facility were used to repay Brylane's existing indebtedness under the 1996 Bank Credit Facility. The Revolving Credit Facility can be used for letters of credit and general corporate purposes, including working capital needs. The Term Loans require scheduled quarterly principal payments over their terms. In addition, Brylane is obligated to make certain mandatory prepayments of the Term Loans and the Revolving Credit Facility under certain circumstances.

Borrowings under the Term Loans and the Revolving Credit Facility bear interest at one of two rates selected by the Partnership (i) a margin over the higher of
(A) Morgan Guaranty's prime rate or (B) the federal funds rate plus 0.5% or (ii) a margin over LIBOR (as defined) for specified interest periods. The margin for each rate may vary based on the ratio of the Partnership's net debt to operating cash flow ratio. The Tranche A Term Loan currently bears interest at LIBOR plus 1.125% and the Tranche B Term Loan initially bears interest at LIBOR plus 1.625%. (Prior to the refinancing, the term loans under the 1996 Bank Credit Facility bore interest at LIBOR plus 2.0% and LIBOR plus 2.5%, respectively). The Term Loans begin amortizing on August 2, 1997, with aggregate scheduled principal payments of $9.9 million during the remainder of fiscal 1997.

          The Company made $10.0 million of prepayments on the Tranche A Term Loan of the 1997 Bank Credit Facility during the thirteen weeks ended May 3, 1997. As of May 3, 1997, Brylane had no borrowings under the Revolving Credit Facility and, after giving effect to the issuance of letters of credit for $39.5 million which the Company intends to pay through funds generated from operations, had additional capacity under the Revolving Credit Facility of approximately $85.5 million.

          Subsequent to May 3, 1997, the Company prepaid an additional $50.0 million on the Tranche A Term Loan of the 1997 Bank Credit Facility. Amounts used by the Company to make such prepayments included the $28.8 million preliminary cash purchase price adjustment received by the Company from TJX on May 16, 1997 (See Note (3) of the Notes to the Unaudited Consolidated Financial Statements) and the remainder came from available funds. As a result of these prepayments, the remaining balance of the Tranche A Term Loan was reduced to $51.7 million and the scheduled principal payments for the remainder of fiscal 1997 have been reduced to $5.4 million.

          In connection with the Brylane Acquisition, the Partnership issued $125.0 million aggregate principal amount of its senior subordinated notes (the "Senior Subordinated Notes"). The Senior Subordinated Notes bear interest at 10% per annum, payable semi-annually, and mature in 2003. The 1997 Bank Credit Facility, and the Indenture dated as of August 30, 1993 among Brylane and Brylane Capital Corp., as Issuers, the subsidiaries of Brylane, as Guarantors, and United States Trust Company of New York, as Trustee (as supplemented, the "Indenture") pursuant to which the Senior Subordinated Notes were issued contain covenants (the "Covenants") that, among other things, restrict the Partnership's ability to incur debt, make distributions, incur liens, make capital expenditures and make investments or acquisitions. During the first quarter of fiscal 1997, Brylane did not make any tax distributions to its partners. The Partnership expects that it will make total tax distributions to its partners during fiscal 1997 that will approximate the tax payments the Partnership would be required to make if it were a tax-paying corporation, rather than a partnership. Brylane, L.P.'s estimated capital expenditures were in compliance with the Covenants.

          In connection with the Chadwick's Acquisition, Brylane, L.P. entered into an Accounts Receivable Purchase Agreement dated as of December 9, 1996 with Alliance Data Systems Corporation ("ADS") (as amended on January 27, 1997, the "Receivables Purchase Agreement") pursuant to which ADS has agreed to purchase from the Company eligible customer accounts receivable generated through Chadwick's deferred billing programs. ADS' commitment to purchase receivables is limited to $100.0 million outstanding at any time. ADS will purchase the receivables on a limited recourse basis at a discount from face value. The Company pays transaction costs including a fee of $.03 per purchased account, and carrying costs equal to, at the Company's election, LIBOR plus 95 basis points or the lesser of (a) a defined prime rate plus 15 basis points and (b) the federal funds rate plus 110 basis points. The receivables purchase facility has a three-year term and is subject to early termination upon occurrence of certain events, including chargebacks and customer default ratios above specified levels or an uncured default by the Partnership under its 1997 Bank Credit Facility.

          While no assurances can be given in this regard, based on current and projected operating results, Brylane believes that cash flow from operations will provide adequate funds for ongoing operations, debt service on its indebtedness (including scheduled prepayments under the 1997 Bank Credit Facility), and planned capital expenditures for the foreseeable future. In addition, the Company will have availability under the Revolving Credit Facility to finance seasonal capital needs.

PART II - OTHER INFORMATION
---------------------------


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  Exhibits.


     10.1* Credit Agreement dated as of April 30, 1997 (the "Credit Agreement") among Brylane, L.P. (the "Partnership"), the Lenders listed on the signature pages thereof, Morgan Guaranty Trust Company of New York ("Morgan Guaranty"), as Administrative Agent, and Merrill Lynch Capital Corporation ("Merrill Lynch"), as Documentation Agent.

     10.2* Form of Tranche A Term Notes dated April 30, 1997 executed by the Partnership in favor of each of the various Lenders which are signatories to the Credit Agreement.

     10.3* Form of Tranche B Notes dated April 30, 1997 executed by the Partnership in favor of each of the various Lenders which are signatories to the Credit Agreement.

     10.4* Guarantee Agreement dated as of April 30, 1997 among the Guarantors (as defined therein), and Morgan Guaranty, as Administrative Agent for the Lenders and for the Issuing Banks (as defined in the Credit Agreement).

     10.5* Pledge Agreement dated as of April 30, 1997 among the Partnership, the Subsidiary Pledgors (as defined therein), and Morgan Guaranty, as Security Agent.

     10.6* Security Agreement dated as of April 30, 1997 among the Partnership, the Subsidiary Grantors (as defined therein), and Morgan Guaranty, as Security Agent.

     10.7* Trademark Collateral Agreement dated as of April 30, 1997 among Lanco, Inc., Lernco, Inc., Limited Stores, Inc., Lerner Stores, Inc., Lane Bryant, Inc., M&P Distributing Co. and Morgan Guaranty, as Security Agent.

     27.1    Financial Data Schedule.
      ------------------------
      * Filed on June 17, 1997 as an exhibit to Brylane Inc.'s Quarterly Report on Form 10-Q (File No. 33-86154) for the quarterly period ended May 3, 1997 and incorporated by reference herein.


 (b)  Reports on Form 8-K.

          On February 21, 1997, Brylane, L.P. filed an Amended Current Report on Form 8-K/A (File No. 33-69532) to include the required audited financial statements and unaudited proforma financial statements relating to the Chadwick's Acquisition.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



Dated: June 17, 1997                BRYLANE, L.P.
                                    BRYLANE CAPITAL CORP.



                                    By:  /s/ Robert A. Pulciani
                                         ----------------------------
                                         Robert A. Pulciani
                                    Authorized Representative of Brylane, L.P.
                                    and Executive Vice President, Chief
                                    Financial Officer and Secretary of
                                    Brylane, L.P. and Brylane Capital Corp.


                                    (On behalf of the Registrants and as
                                    the principal financial and accounting
                                    officer of each of the Registrants)