Form 10-Q
period 1997-08-02
BRYLANE L P; BRYLANE CAPITAL CORP
filed 1997-09-05
CIK 912274, 912276

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 1997

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ___
                                       ---

The number of shares of the registrant's common stock outstanding: Not
Applicable.


================================================================================

                                 BRYLANE, L.P.
                             BRYLANE CAPITAL CORP.
                                   FORM 10-Q
                        For the Quarterly Period Ended
                                August 2, 1997




                                   INDEX                                  Page
                                                                          ----
Part I. Financial Information

     Item 1. Financial Statements
          a) Report of Independent Accountants                               3

          b) Consolidated Balance Sheets
               February 1, 1997 and August 2, 1997 (unaudited)               4

          c) Consolidated Statements of Income (unaudited)
               Thirteen weeks ended August 3, 1996 and
                August 2, 1997 and twenty-six weeks ended
                August 3, 1996 and August 2, 1997                            5

          d) Consolidated Statements of Cash Flows (unaudited)
               Twenty-six weeks ended August 3, 1996 and
                August 2, 1997                                               6

          e) Consolidated Statements of Partnership Equity
               February 3, 1996, February 1, 1997 and
                twenty-six weeks ended August 2, 1997 (unaudited)            7

          f) Notes to Unaudited Consolidated Financial Statements            8

     Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                   11

Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K                               20

Signature                                                                   21


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Representatives of
Brylane, L.P.

We have reviewed the accompanying consolidated balance sheet of Brylane, L.P. as of August 2, 1997 and the related consolidated statements of income for the thirteen and twenty-six weeks then ended and the consolidated statement of cash flows for the twenty-six weeks then ended. These financial statements are the responsibility of the Company's management.

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


/s/ Coopers & Lybrand L.L.P.

Indianapolis, Indiana
August 20, 1997

PART I - FINANCIAL INFORMATION
- ------------------------------
ITEM 1. - FINANCIAL STATEMENTS
- ------------------------------

                                 BRYLANE, L.P.
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                                             February 1,  August 2,
                                                                                1997        1997
                                                                             ---------    ---------
                                                                                         (Unaudited)
                                         ASSETS
                                         ------
CURRENT ASSETS:
  Cash and cash equivalents...............................................  $   3,285    $      --
  Accounts receivable, deferred billing (net).............................     22,750        7,503
  Accounts receivable, other..............................................     32,107        9,401
  Inventories.............................................................    168,821      188,543
  Paper inventory.........................................................      9,790       18,059
  Catalog costs...........................................................     31,222       24,676
  Other...................................................................      6,252        5,252
                                                                            ---------    ---------
                                                                              274,227      253,434
      TOTAL CURRENT ASSETS

Property and equipment, net...............................................     75,970       76,338

Organization and deferred financing costs.................................     11,114        3,979

Intangibles and other assets..............................................    343,243      337,825

Deferred offering costs...................................................        680           --
                                                                            ---------    ---------

      TOTAL ASSETS........................................................  $ 705,234    $ 671,576
                                                                            =========    =========


                                    LIABILITIES AND EQUITY
                                    ----------------------
CURRENT LIABILITIES:
  Accounts payable........................................................  $  93,928    $ 109,370
  Accrued interest........................................................      8,612        6,223
  Accrued expenses........................................................     45,356       41,762
  Reserve for returns.....................................................     18,603       11,285
  Short-term debt.........................................................         --       20,000
  Current portion of long-term debt.......................................     26,000        9,028
                                                                            ---------    ---------
                                                                              192,499      197,668
      TOTAL CURRENT LIABILITIES

Long-term debt............................................................    401,362      255,251
Other long-term liabilities...............................................      6,010        7,390
                                                                            ---------    ---------

      TOTAL LIABILITIES...................................................    599,871      460,309

Convertible redeemable preferred stock of Brylane Inc.....................      1,500        1,500

Partnership equity:
  General partner, 2,562,500 units........................................     25,625       25,625
  Limited partners, 12,908,945 units at February 1, 1997 and
    August 2, 1997........................................................    159,855      247,360
  Reduction for predecessor cost - carryover basis........................   (152,067)    (152,067)
  Loans to management investors...........................................     (2,490)      (2,490)
  Retained earnings.......................................................     72,940       91,339
                                                                            ---------    ---------
       Total partnership equity...........................................    103,863      209,767
                                                                            ---------    ---------

      TOTAL LIABILITIES AND EQUITY........................................  $ 705,234    $ 671,576
                                                                            =========    =========

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                 BRYLANE, L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                      Thirteen Weeks Ended           Twenty-six Weeks Ended
                                                                   --------------------------      --------------------------
                                                                    August 3,       August 2,       August 3,       August 2,
                                                                      1996            1997            1996            1997
                                                                   ----------      ----------      ----------      ----------
Net sales.......................................................   $  157,945      $  274,656      $  308,625      $  603,457
  Cost of goods sold............................................       77,236         144,239         149,898         313,286
                                                                   ----------      ----------      ----------      ----------
Gross margin....................................................       80,709         130,417         158,727         290,171

Operating expenses:
  Catalog and advertising.......................................       41,470          54,540          88,988         137,879
  Fulfillment...................................................       10,106          28,345          18,380          56,415
  Support services..............................................       11,157          21,740          21,701          43,750
  Intangibles and organization cost amortization................        1,409           2,734           2,818           5,466
                                                                   ----------      ----------      ----------      ----------
Total operating expenses........................................       64,142         107,359         131,887         243,510
                                                                   ----------      ----------      ----------      ----------
Operating income................................................       16,567          23,058          26,840          46,661

Interest expense, net...........................................        5,235           6,157          10,791          13,685
                                                                   ----------      ----------      ----------      ----------
Income before income taxes
  and extraordinary charge......................................       11,332          16,901          16,049          32,976

Provision for income taxes......................................           28              59              57              87
                                                                   ----------      ----------      ----------      ----------
Income before extraordinary charge..............................       11,304          16,842          15,992          32,889

Extraordinary charge related to early
  retirement of debt............................................           --              --              --           6,524
                                                                   ----------      ----------      ----------      ----------
Net income......................................................   $   11,304      $   16,842      $   15,992      $   26,365
                                                                   ==========      ==========      ==========      ==========

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                 BRYLANE, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     Twenty-six Weeks Ended
                                                                                   --------------------------
                                                                                    August 3,       August 2,
                                                                                      1996            1997
                                                                                   ----------      ----------
OPERATING ACTIVITIES:
  Net income.....................................................................  $  15,992       $  26,365
  Impact of other operating activities on cash flows:
    Depreciation.................................................................      2,148           5,143
    Non-recurring inventory charge...............................................         --           3,315
    Extraordinary charge related to early retirement of debt.....................         --           6,524
    Non-cash compensation expense................................................         --             349
    Amortization:
      Intangibles and organization costs.........................................      2,818           5,466
      Deferred financing costs (included in interest expense)....................        734             784
      Discount on notes (included in interest expense)...........................         48              48
    Changes in operating assets and liabilities:
      Accounts receivable........................................................        515           9,148
      Inventories................................................................     (7,858)        (23,037)
      Catalog costs and paper inventory..........................................      5,795          (1,723)
      Accounts payable and accrued expenses......................................      4,703          11,436
      Accrued interest...........................................................       (733)         (2,389)
      Other assets and liabilities...............................................      1,064          (2,728)
                                                                                   ---------       ---------
Net cash provided by operating activities........................................     25,226          38,701
                                                                                   ---------       ---------

INVESTING ACTIVITIES:
  Capital expenditures...........................................................     (2,056)         (7,322)
  Purchase price adjustment related to Chadwick's Acquisition....................         --          28,805
                                                                                   ---------       ---------
Net cash provided by (used in) investing activities..............................     (2,056)         21,483
                                                                                   ---------       ---------

FINANCING ACTIVITIES:
  Payments on 1996 and 1997 bank credit facility.................................     (6,748)       (344,793)
  Proceeds from issuance of 1997 Bank Credit Facility............................         --         181,663
  Borrowings on revolver.........................................................         --          20,000
  Proceeds from initial public offering of Brylane Inc...........................         --          96,000
  Offering fees and expenses related to Brylane Inc..............................         --          (8,170)
  Debt issuance fees and expenses................................................         --            (203)
  Tax distributions to partners..................................................     (4,087)         (7,966)
  Proceeds from the sale, net of repurchase, of partnership interests,
    net of management notes......................................................         77              --
                                                                                   ---------       ---------
Net cash used in financing activities............................................    (10,758)        (63,469)
                                                                                   ---------       ---------
Cash and cash equivalents, at beginning of year..................................      7,469           3,285
                                                                                   ---------       ---------
Cash and cash equivalents, at end of period......................................  $  19,881       $      --
                                                                                   =========       =========
Supplemental disclosure of cash flow information:
  Interest paid..................................................................  $  11,049       $  16,848
                                                                                   =========       =========

  Income taxes paid during each of the periods presented were not material.

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                 BRYLANE, L.P.
                 CONSOLIDATED STATEMENTS OF PARTNERSHIP EQUITY
                            (DOLLARS IN THOUSANDS)
             -----------------------------------------------------

                                                              General Partner           Limited Partners
                                                          -----------------------     -----------------------
                                                             Units       Amount          Units       Amount
                                                          ----------   ----------     -----------  ----------
Balance, February 3, 1996...............................   2,562,500     $25,625       10,340,000   $105,204
   Net income...........................................           -           -                -          -
   Sale of units........................................           -           -        2,573,945     51,441
   Repurchase of units..................................           -           -           (5,000)       (60)
   Exchange of stock options............................           -           -                -      3,270
   Tax distributions payable to partners................           -           -                -          -
                                                           ---------     -------       ----------   --------

Balance, February 1, 1997...............................   2,562,500      25,625       12,908,945    159,855

   Net income...........................................           -           -                -          -
   Proceeds from initial public offering................           -           -                -     96,000
   Initial public offering expenses.....................           -           -                -     (8,850)
   Exchange of stock options............................                                                 355
   Tax distributions payable to partners................           -           -                -          -
                                                           ---------     -------       ----------   --------

Balance August 2, 1997(unaudited).......................   2,562,500     $25,625       12,908,945   $247,360
                                                           =========     =======       ==========   ========
                                                         Reduction for
                                                          Predecessor
                                                             Cost -      Loans to
                                                           Carryover    Management    Retained
                                                             Basis       Investors    Earnings     Total
                                                         -------------  -----------  ----------   ---------
Balance, February 3, 1996...............................   $(152,067)     $(2,515)     $50,940     $27,187
   Net income...........................................           -            -       26,952      26,952
   Sale of units........................................           -           25            -      51,466
   Repurchase of units..................................           -            -            -         (60)
   Exchange of stock options............................           -            -            -       3,270
   Tax distributions payable to partners................           -            -       (4,952)     (4,952)
                                                           ---------      -------      -------     -------

Balance, February 1, 1997...............................    (152,067)      (2,490)      72,940     103,863

   Net income...........................................           -            -       26,365      26,365
   Proceeds from initial public offering................           -            -            -      96,000
   Initial public offering expenses.....................           -            -            -      (8,850)
   Exchange of stock options............................           -            -            -         355
   Tax distributions payable to partners................           -            -       (7,966)     (7,966)
                                                           ---------      -------      -------     -------

Balance August 2, 1997(unaudited).......................   $(152,067)     $(2,490)     $91,339    $209,767
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

     The consolidated financial statements include the accounts of Brylane and its wholly-owned subsidiaries and partnerships, including Brylane Capital Corp., B.L. Management Services, Inc., B.L. Catalog Distribution, Inc., B.L. Management Services Partnership, B.L. Catalog Distribution Partnership, B.N.Y. Service Corp., K.S. Management Services, Inc., C.O.B. Management Services, Inc. and Chadwick's Tradename Sub, Inc. These entities are collectively referred to as Brylane or the Partnership. The effect of transactions between the consolidated entities has been eliminated. Each of the wholly-owned subsidiaries and partnerships has guaranteed Brylane's 10% Senior Subordinated Notes due 2003 (the "Notes"). Separate financial statements of these subsidiary guarantors have not been included as the subsidiaries guarantee the Notes on a full, unconditional, and joint and several basis. Management believes that the aggregate assets, liabilities, earnings, and equity of the subsidiary guarantors are currently, both on an individual and a combined basis, inconsequential to Brylane on a consolidated basis, and therefore, that information provided in separate financial statements of the subsidiary guarantors is not deemed material to the readers of the financial statements.

                                 BRYLANE, L.P.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     The consolidated financial statements included in this Form 10-Q related to Brylane, L.P. and Brylane Capital Corp. differ in several respects from the consolidated financial statements contained in the Form 10-Q of Brylane Inc. (Commission File No. 33-86154). In particular, the consolidated balance sheet of Brylane Inc. at August 2, 1997 includes deferred income taxes of $17.6 million as part of its total assets and income taxes payable of approximately $2.4 million as part of its current liabilities. In addition, the consolidated statement of income of Brylane Inc. for the twenty-six weeks ended August 2, 1997 includes a provision for income taxes of approximately $12.7 million and an extraordinary charge related to the early retirement of debt, net of tax, of approximately $4.1 million, resulting in net income of approximately $16.1 million.

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

     Brylane paid to TJX $193.9 million (which is net of a purchase price adjustment of $28.8 million received on May 16, 1997 and is subject to certain further post-closing adjustments) and issued to TJX a $20.0 million Convertible Redeemable Note due 2006. In order to fund a portion of the cash paid in connection with the Chadwick's Acquisition and to repay its existing indebtedness under its 1993 bank credit facility, the Partnership entered into the 1996 Bank Credit Facility. In addition, the Partnership received an aggregate of $51.3 million in new equity from certain affiliates of FS&Co., Leeway & Co., NYNEX and WearGuard.

(4)  LONG-TERM DEBT:

     In connection with the Chadwick's Acquisition, the Partnership entered into a Credit Agreement dated December 9, 1996 among Brylane, Morgan Guaranty Trust Company of New York ("Morgan Guaranty"), as administrative agent, Merrill Lynch Capital Corporation ("Merrill Lynch"), as documentation agent, and the other lenders party thereto, and guaranteed by each of the Company's subsidiaries (the "1996 Bank Credit Facility"). The proceeds of the term loans of the 1996 Bank Credit Facility were used to fund a portion of the cash paid upon the closing of the Chadwick's Acquisition (including related fees and expenses) as well as to repay Brylane's then existing indebtedness under its 1993 bank credit facility. In connection with Brylane Inc.'s Initial Public Offering on February 26, 1997, and the use of the net proceeds received therefrom and contributed by Brylane Inc. to the Partnership, the Partnership repaid $89.3 million in indebtedness under its 1996 Bank Credit Facility. In addition, the Partnership made $12.0 million of prepayments on the 1996 Bank Credit Facility during the thirteen weeks ended May 3, 1997.

     On April 30, 1997, the Partnership entered into a credit agreement among Brylane, Morgan Guaranty, as administrative agent, Merrill Lynch, as documentation agent, and the lenders party thereto, and guaranteed by each of the Company's subsidiaries (the "1997 Bank Credit Facility") which consists of
(i) a $111.7 million four-year nine-month term loan (the "Tranche A Term Loan"),
(ii) a $70.0 million five-year and ten-month term loan (the "Tranche B Term Loan", and collectively with the Tranche A Term Loan, the "Term Loans"), and
(iii) a $125.0 million four-year nine-month revolving credit facility (the "Revolving Credit Facility") with a $75.0 million sublimit for letters of credit. The proceeds of the Term Loans of the 1997 Bank Credit Facility were used to repay Brylane's existing indebtedness under the 1996 Bank Credit Facility. The Revolving Credit Facility can be used for letters of credit and general corporate purposes, including working capital needs. The Term Loans require scheduled quarterly principal payments over their terms. In addition, Brylane is obligated to make certain mandatory

                                 BRYLANE, L.P.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


prepayments of the Term Loans and the Revolving Credit Facility under certain circumstances. Borrowings under the Term Loans and the Revolving Credit Facility bear interest at one of two rates selected by the Partnership (i) a margin over the higher of (A) Morgan Guaranty's prime rate or (B) the federal funds rate plus 0.5% or (ii) a margin over LIBOR (as defined) for specified interest periods. The margin for each rate may vary based on the ratio of the Partnership's net debt to operating cash flow ratio. The Tranche A Term Loan currently bears interest at LIBOR plus 0.875% and the Tranche B Term Loan initially bears interest at LIBOR plus 1.625%. The Term Loans began amortizing on August 1, 1997, with aggregate scheduled principal payments of $3.6 million during the remainder of fiscal 1997. As a result of this transaction, the Partnership recorded an extraordinary charge for previously capitalized fees associated with the 1996 Bank Credit Facility in its consolidated statement of income for the thirteen weeks ended May 3, 1997.

     The Partnership made $62.1 million of prepayments on the Tranche A Term Loan of the 1997 Bank Credit Facility during the twenty-six weeks ended August 2, 1997. In addition, the Partnership made $1.8 million of scheduled payments on the Term Loans of the 1997 Bank Credit Facility during the thirteen weeks ended August 2, 1997. As of August 2, 1997, Brylane had $20.0 million of borrowings under the Revolving Credit Facility and, after giving effect to the issuance of letters of credit for $53.2 million which the Partnership intends to pay through funds generated from operations, had additional capacity under the Revolving Credit Facility of approximately $51.8 million.

(5)  RECLASSIFICATIONS:

     Certain reclassifications have been made to the consolidated statements of cash flows for the twenty-six weeks ended August 3, 1996 to conform with the financial statement presentation adopted for the fiscal year ended February 1, 1997. Such reclassifications had no effect on previously reported net income.


(6)  UNAUDITED INTERIM FINANCIAL STATEMENTS:

     The financial statements as of and for the twenty-six weeks ended August 3, 1996 and August 2, 1997 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements should be read in conjunction with the financial statement disclosures contained in Brylane, L.P.'s Form 10-K for the fiscal year ended February 1, 1997. In the opinion of management, the accompanying financial statements reflect all adjustments necessary (which are of a normal recurring nature, unless separately disclosed) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations and cash flows for a full fiscal year.

                                 BRYLANE, L.P.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------------------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

     As a result of the Chadwick's Acquisition and the application of purchase accounting related thereto, the Company's gross margin for the twenty-six weeks ended August 2, 1997 reflects a non-recurring inventory charge of $3.3 million related to the write-up of the Chadwick's inventory. In addition, as a result of the formation of Brylane, L.P. and the related acquisition of the Lane Bryant, Roaman's and Lerner catalog businesses by certain affiliates of FS&Co. and of The Limited (the "Brylane Acquisition"), the acquisition by Brylane of the KingSize catalog division of WearGuard Corporation (the "KingSize Acquisition"), and the Chadwick's Acquisition and the application of purchase accounting related thereto, the results of operations for the twenty-six weeks ended August 2, 1997 reflect amortization of intangible assets related to the Brylane Acquisition, the KingSize Acquisition and the Chadwick's Acquisition of $2.1 million, $0.7 million and $2.6 million, respectively.

     The Company's results of operations in the future will continue to reflect the amortization of intangible assets related to the Brylane Acquisition, the KingSize Acquisition and the Chadwick's Acquisition of $4.2 million per year, $1.4 million per year and $5.3 million per year, respectively, and step-up depreciation associated with the write-up of certain fixed assets in connection with the Brylane Acquisition of $0.4 million per year. During the thirteen weeks ended August 2, 1997, the Company prepaid $50.0 million on the Tranche A Term Loan of the 1997 Bank Credit Facility (as defined herein). As a result of these prepayments, the Company's interest expense for the remainder of fiscal 1997 should be reduced.

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Such statements are subject to a number of risks and uncertainties, including among other things, competition, risks associated with the Sears Agreement, the impact of increases in costs of postage, paper and printing, control of the Partnership by FS&Co. and The Limited, dependence on suppliers, risks generally associated with acquisitions, and risks related to unionized employees. Actual results in the future could differ materially from those described in the forward-looking statements as a result of such risk factors. The Partnership undertakes no obligation to publicly release the result of any revisions of these forward-looking statements that may be made to reflect any future events or circumstances.

     The following discussion should be read in conjunction with the financial statements and related notes thereto which appear elsewhere in this Form 10-Q and in conjunction with the Annual Report on Form 10-K for Brylane, L.P. as filed with the Securities and Exchange Commission on May 2, 1997 (File No. 33-69532).

RESULTS OF OPERATIONS

     The following tables set forth certain operating data of Brylane, L.P. for the periods indicated.

                                                      Thirteen Weeks Ended                 Twenty-six Weeks Ended
                                                      ---------------------                ----------------------
                                                      August 3,   August 2,                August 3,   August 2,
                                                        1996        1997                     1996        1997
                                                      ---------   ---------                ---------   ---------
                                                          (in thousands)                       (in thousands)
                                                            (unaudited)                          (unaudited)
Net sales.................................             $157,945    $274,656                 $308,625    $603,457
Gross profit..............................               80,709     130,417                  158,727     290,171
Operating expenses:
     Catalog and advertising..............               41,470      54,540                   88,988     137,879
     Fulfillment..........................               10,106      28,345                   18,380      56,415
     Support services.....................               11,157      21,740                   21,701      43,750
     Amortization of acquisitions
      intangibles and organization costs..                1,409       2,734                    2,818       5,466
                                                       --------    --------                 --------    --------
Operating income..........................               16,567      23,058                   26,840      46,661
     Add back: Non-recurring inventory
      charge(1)...........................                   --         829                       --       3,315

     Add back: Amortization of
      acquisitions intangibles and
      organization costs(2)...............                1,409       2,734                    2,818       5,466
     Add back: Non-cash compensation
      expense(3)..........................                   --         174                       --         349
                                                       --------    --------                 --------    --------
Operating income before acquisitions
 related and non-recurring adjustments....             $ 17,976    $ 26,795                 $ 29,658    $ 55,791
                                                       ========    ========                 ========    ========


     The following table sets forth certain operating data of Brylane, L.P. expressed as a percentage of net sales for the periods indicated.

                                                      Thirteen Weeks Ended                 Twenty-six Weeks Ended
                                                      ---------------------                ----------------------
                                                      August 3,   August 2,                August 3,   August 2,
                                                        1996        1997                     1996        1997
                                                      ---------   ---------                ---------   ---------
Net sales.................................                100.0%      100.0%                   100.0%      100.0%
Gross profit..............................                 51.1        47.5                     51.4        48.1
Operating expenses:
     Catalog and advertising..............                 26.3        19.9                     28.8        22.9
     Fulfillment..........................                  6.4        10.3                      6.0         9.4
     Support services.....................                  7.1         7.9                      7.0         7.2
     Amortization of acquisitions
      intangibles and organization costs..                  0.9         1.0                      0.9         0.9
                                                          -----       -----                    -----       -----
Operating income..........................                 10.4         8.4                      8.7         7.7
     Add back: Non-recurring inventory
      charge(1)...........................                   --         0.3                       --         0.5
     Add back: Amortization of
      acquisitions intangibles and
      organization costs(2)...............                  0.9         1.0                      0.9         0.9
     Add back: Non-cash compensation
      expense(3)..........................                   --         0.1                       --         0.1
                                                          -----       -----                    -----       -----
Operating income before acquisitions
 related and non-recurring adjustments....                11.3%        9.8%                     9.6%        9.2%
                                                          =====       =====                    =====       =====

                                                                Notes on page 14

     The following table sets forth certain operating data of Brylane, L.P. on an unaudited combined basis for the thirteen and twenty-six weeks ended August 3, 1996 to include net sales, cost of sales and operating expenses for Chadwick's as if the Chadwick's Acquisition had occurred on February 4, 1996 (the first day of fiscal 1996). The combined unaudited information is included for comparative purposes only and is not meant to be indicative of what the consolidated statements of operations data would have been had the transaction occurred at February 4, 1996.

                                                      Thirteen Weeks Ended                 Twenty-six Weeks Ended
                                                      ---------------------                ----------------------
                                                      Combined                             Combined
                                                      August 3,   August 2,                August 3,   August 2,
                                                        1996        1997                     1996        1997
                                                      ---------   ---------                ---------   ---------
                                                          (in thousands)                       (in thousands)
                                                            (unaudited)                          (unaudited)
Net sales.................................             $250,850    $274,656                 $533,526    $603,457
Gross profit..............................              121,272     130,417                  260,357     290,171
Operating expenses:
     Catalog and advertising..............               59,733      54,540                  134,866     137,879
     Fulfillment..........................               22,854      28,345                   43,232      56,415
     Support services.....................               19,134      21,740                   37,926      43,750
     Amortization of acquisitions
      intangibles and organization costs..                2,732       2,734                    5,464       5,466
                                                       --------    --------                 --------    --------
Operating income..........................               16,819      23,058                   38,869      46,661
     Add back: Non-recurring inventory
      charge(1)...........................                   --         829                       --       3,315
     Add back: Amortization of
      acquisitions intangibles and
      organization costs(2)...............                2,732       2,734                    5,464       5,466
     Add back: Non-cash compensation
      expense(3).      ...................                   --         174                       --         349
                                                       --------    --------                 --------    --------
Operating income before acquisitions
 related and non-recurring adjustments..               $ 19,551    $ 26,795                 $ 44,333    $ 55,791
                                                       ========    ========                 ========    ========



     The following table expresses the above operating data as a percentage of net sales for the periods indicated.

                                                      Thirteen Weeks Ended                 Twenty-six Weeks Ended
                                                      ---------------------                ----------------------
                                                       Combined                             Combined
                                                       August 3,   August 2,                August 3,   August 2,
                                                         1996        1997                     1996        1997
                                                       ---------   ---------                ---------   ---------
Net sales...................................              100.0%      100.0%                   100.0%      100.0%
Gross profit................................               48.3        47.5                     48.8        48.1
Operating expenses:
     Catalog and advertising................               23.8        19.9                     25.3        22.9
     Fulfillment............................                9.1        10.3                      8.1         9.4
     Support services.......................                7.6         7.9                      7.1         7.2
     Amortization of acquisitions
      intangibles and organization costs....                1.1         1.0                      1.0         0.9
                                                          -----       -----                    -----       -----
Operating income...........................                 6.7         8.4                      7.3         7.7
     Add back: Non-recurring inventory
      charge(1)............................                  --         0.3                       --         0.5
     Add back: Amortization of
      acquisitions intangibles and
      organization costs(2)................                 1.1         1.0                      1.0         0.9
     Add back: Non-cash compensation
      expense(3)...........................                  --         0.1                       --         0.1
                                                          -----       -----                    -----       -----
Operating income before acquisitions
 related and non-recurring adjustments.....                 7.8%        9.8%                     8.3%        9.2%
                                                          =====       =====                    =====       =====

                                                                Notes on page 14

(1) The non-recurring inventory charge resulted from increasing inventory by $4,972,000 for the Chadwick's Acquisition to reflect the fair market value of the inventory at December 9, 1996, the closing date of the Chadwick's Acquisition. The increase in inventory value related to the Chadwick's Acquisition was amortized into cost of goods sold in the amount of $1,657,000 in fiscal 1996 and $2,486,000 and $829,000 in the thirteen weeks ended May 3, 1997 and August 2, 1997, respectively.

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

(3) Represents non-cash compensation expense related to amendments to options granted under the Brylane, L.P. 1993 Partnership Unit Option Plan.

THIRTEEN WEEKS ENDED AUGUST 2, 1997 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 3, 1996

     NET SALES:

     Net sales as reported for the thirteen weeks ended August 2, 1997 increased to $274.7 million from $157.9 million in the comparable period of fiscal 1996. The increase in net sales came principally from the inclusion of the net sales of the recently acquired Chadwick's of Boston catalog and also from the Partnership's other catalog titles.

     Net sales on a combined basis including Chadwick's for the thirteen weeks ended August 3, 1996, increased 9.5% to $274.7 million from $250.9 million. Such sales gain was due to an increase in the average order size across all catalogs as well as a slight increase in circulation as compared to the comparable period in fiscal 1996.

     GROSS PROFIT:

     Gross profit for the thirteen weeks ended August 2, 1997 increased to $130.4 million (47.5% of net sales) from $80.7 million (51.1% of net sales) for the same period of fiscal 1996. The lower gross profit margin as a percent of net sales is due to the inclusion of the Chadwick's catalogs with lower initial mark-ups on merchandise sold as compared to the Company's other catalog titles and to a non-recurring inventory charge of $0.8 million (0.3% of net sales) relating to the step-up of the value of inventory in connection with the Chadwick's Acquisition.

     Gross profit on a combined basis including Chadwick's for the thirteen weeks ended August 3, 1996 and eliminating the effects of the non-recurring inventory charge in the thirteen weeks ended August 2, 1997, increased to $131.2 million (47.8% of net sales) from $121.3 million (48.3% of net sales). The gross profit margin as a percent of net sales decreased 0.5 percentage points due to higher planned markdowns and a change in the mailing date of a Fall catalog. The catalog was previously mailed in July last year and was moved to August this year and has sales with higher gross profit margins.

     CATALOG AND ADVERTISING EXPENSE:

     Catalog and advertising expense is comprised of the costs to produce and distribute catalogs, primarily paper, printing and catalog mailing costs, and the cost of acquiring names of prospective customers. For the thirteen weeks ended August 2, 1997, catalog and advertising expense increased to $54.5 million (19.9% of net sales) from $41.5 million (26.3% of net sales) for the same period of fiscal 1996. The decrease on a percent of net sales basis was primarily due to the inclusion of the Chadwick's catalog and its associated catalog and advertising expense and net sales.

     Catalog and advertising expense on a combined basis including Chadwick's for the thirteen weeks ended August 3, 1996, decreased on a percent of net sales basis to 19.9% ($54.5 million) in 1997 from 23.8% ($59.7 million) in 1996. This decrease on a percent of net sales basis is primarily due to the renegotiation of certain printing contracts, reduced paper costs and an increase in the sales productivity per catalog.

     FULFILLMENT EXPENSE:

     Fulfillment expense includes distribution center, telemarketing, credit services and customer service expenses, partially offset by net merchandise postage revenue. Fulfillment expense as reported in the thirteen weeks ended August 2, 1997 increased to $28.3 million (10.3% of net sales) from $10.1 million (6.4% of net sales) for the same period in fiscal 1996. The increase on a percent of net sales basis was primarily due to increased fulfillment costs associated with the acquisition of Chadwick's.

     Fulfillment expense on a combined basis including Chadwick's for the thirteen weeks ended August 3, 1996, increased on a percent of net sales basis to 10.3% ($28.3 million) in 1997 from 9.1% ($22.9 million) in 1996. This increase on a percent of net sales basis was primarily due to increased payroll in the distribution center, telemarketing and other areas to meet increased customer demand and to ensure a high level of customer service.

     SUPPORT SERVICES EXPENSE:

     Support services expense includes staffing and other administrative overhead costs associated with the operation of the business and the license fees associated with the Company's agreements with Sears Shop At Home. Support services expense as reported for the thirteen weeks ended August 2, 1997 increased to $21.7 million (7.9% of net sales) from $11.2 million (7.1% of net sales) for the same period in fiscal 1996. The increase on a percent of net sales basis was primarily due to the inclusion of Chadwick's and its associated overhead costs and net sales.

     Support services expense on a combined basis including Chadwick's for the thirteen weeks ended August 3, 1996, increased as a percent of net sales to 7.9% ($21.7 million) in 1997 from 7.6% ($19.1 million) in 1996. This increase in support services expense as a percent of net sales is primarily due to an increase in incentive compensation due to the strong performance of business during the Spring selling season and an increase in staffing to support the growth of the business.

     AMORTIZATION EXPENSE:

     Acquisition related intangibles and organization cost amortization expense in the thirteen weeks ended August 2, 1997 included $1.1 million related to the Brylane Acquisition, $0.3 million related to the KingSize Acquisition and $1.3 million related to the Chadwick's Acquisition. Acquisition related intangibles and organization cost amortization expense in the thirteen weeks ended August 3, 1996 included $1.1 million related to the Brylane Acquisition and $0.3 million related to the KingSize Acquisition.

     OPERATING INCOME:

     Operating income before acquisitions-related and non-recurring adjustments for the thirteen weeks ended August 2, 1997 increased to $26.8 million (9.8% of net sales) from $18.0 million (11.3% of net sales) for the same period of fiscal 1996. As a percent of net sales, operating income decreased primarily as a result of the increase in fulfillment and support services expense partially offset by the decrease in catalog and advertising expense, as described above.

     Operating income on a combined basis including Chadwick's for the thirteen weeks ended August 3, 1996, increased to $26.8 million (9.8% of net sales) in 1997 from $19.6 million (7.8% of net sales) in 1996. As a percent of net sales, operating income increased primarily as a result of the decrease in catalog and advertising expense, partially offset by the increase in fulfillment and support services expense, as discussed above.

     INTEREST EXPENSE:

     Interest expense, net, in the thirteen weeks ended August 2, 1997 increased to $6.2 million (2.2% of net sales) from $5.2 million (3.3% of net sales) for the same period of fiscal 1996 due to the increased borrowings of $210.0 million incurred in connection with the Chadwick's Acquisition, offset by the prepayment of debt from the use of the proceeds of the Initial Public Offering of Brylane Inc. which was contributed to the Partnership and other prepayments on the 1997 Bank Credit Facility and lower interest rates on the term loans of the 1997 Bank Credit Facility (as defined below).

     TWENTY-SIX WEEKS ENDED AUGUST 2, 1997 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 3, 1996

     NET SALES:

     Net sales as reported for the twenty-six weeks ended August 2,1997 increased to $603.5 million from $308.6 million in the comparable period of fiscal 1996. The increase in net sales came principally from the inclusion of the net sales of the recently acquired Chadwick's of Boston catalog and also from the Company's other catalog titles.

     Net sales on a combined basis including Chadwick's for the twenty-six weeks ended August 3, 1996, increased 13.1% to $603.5 million from $533.5 million. Such sales gain was due, primarily, to an increase in circulation and an increase in the average order size across all catalogs as compared to the comparable period in fiscal 1996.

     GROSS PROFIT:

     Gross profit for the twenty-six weeks ended August 2, 1997 increased to $290.2 million (48.1% of net sales) from $158.7 million (51.4% of net sales) for the same period of fiscal 1996. The lower gross profit margin as a percent of net sales is due to the inclusion of the Chadwick's catalogs with lower initial mark-ups on merchandise sold as compared to the Company's other catalog titles and to a non-recurring inventory charge of $3.3 million (0.5% of net sales) relating to the step-up of the value of inventory in connection with the Chadwick's Acquisition.

     Gross profit on a combined basis including Chadwick's for the twenty-six weeks ended August 3, 1996 and eliminating the effects of the non-recurring inventory charge in the twenty-six weeks ended August 2, 1997, increased to $293.5 million (48.6% of net sales) from $260.4 million (48.8% of net sales). The gross profit margin as a percent of net sales decreased 0.2 percentage points due to higher planned markdowns and a change in the mailing date of a Fall catalog. The catalog was previously mailed in July last year and was moved to August this year and has sales with higher gross profit margins.

     CATALOG AND ADVERTISING EXPENSE:

     For the twenty-six weeks ended August 2, 1997, catalog and advertising expense increased to $137.9 million (22.9% of net sales) from $89.0 million (28.8% of net sales) for the same period of fiscal 1996. The decrease on a percent of net sales basis was primarily due to the inclusion of the Chadwick's catalog and its associated catalog and advertising expense and net sales.

     Catalog and advertising expense on a combined basis including Chadwick's for the twenty-six weeks ended August 3, 1996, decreased on a percent of net sales basis to 22.9% ($137.9 million) in 1997 from 25.3% ($134.9 million) in 1996. This decrease on a percent of net sales basis is primarily due to the renegotiation of certain printing contracts, reduced paper costs and an increase in the sales productivity per catalog.

     FULFILLMENT EXPENSE:

     Fulfillment expense as reported in the twenty-six weeks ended August 2, 1997 increased to $56.4 million (9.4% of net sales) from $18.4 million (6.0% of net sales) for the same period in fiscal 1996. The increase on a percent of net sales basis was primarily due to increased fulfillment costs associated with the acquisition of Chadwick's.

     Fulfillment expense on a combined basis including Chadwick's for the twenty-six weeks ended August 3, 1996, increased on a percent of net sales basis to 9.4% ($56.4 million) in 1997 from 8.1% ($43.2 million) in 1996. This increase on a percent of net sales basis was primarily due to increased payroll in the distribution center, telemarketing and other areas to meet increased customer demand and to ensure a high level of customer service.

     SUPPORT SERVICES EXPENSE:

     Support services expense as reported for the twenty-six weeks ended August 2, 1997 increased to $43.8 million (7.2% of net sales) from $21.7 million (7.0% of net sales) for the same period in fiscal 1996. The increase on a percent of net sales basis was primarily due to the inclusion of Chadwick's and its associated overhead costs and net sales.

     Support services expense on a combined basis including Chadwick's for the twenty-six weeks ended August 3, 1996, increased as a percent of net sales to 7.2% ($43.8 million) in 1997 from 7.1% ($37.9 million) in 1996. This slight increase in support services expense as a percent of net sales is primarily due to an increase in incentive compensation due to the strong performance of the business during the Spring selling season and an increase in staffing to support the growth of the business.

     AMORTIZATION EXPENSE:

     Acquisition related intangibles and organization cost amortization expense in the twenty-six weeks ended August 2, 1997 included $2.1 million related to the Brylane Acquisition, $0.7 million related to the KingSize Acquisition and $2.6 million related to the Chadwick's Acquisition. Acquisition related intangibles and organization cost amortization expense in the twenty-six weeks ended August 3, 1996 included $2.1 million related to the Brylane Acquisition and $0.7 million related to the KingSize Acquisition.


     OPERATING INCOME:

     Operating income before acquisitions-related and non-recurring adjustments in the twenty-six weeks ended August 2, 1997 increased to $55.8 million (9.2% of net sales) from $29.7 million (9.6% of net sales) for the same period of fiscal 1996. As a percent of net sales, operating income decreased primarily as a result of the increase in fulfillment and support service expenses partially offset by the decrease in catalog and advertising expense, as described above.

     Operating income on a combined basis including Chadwick's for the twenty-six weeks ended August 3, 1996, increased to $55.8 million (9.2% of net sales) in 1997 from $44.3 million (8.3% of net sales) in 1996. As a percent of net sales, operating income increased primarily as a result of the decrease in catalog and advertising expense, partially offset by the increase in fulfillment and support service expenses, as described above.


     INTEREST EXPENSE:

     Interest expense, net, in the twenty-six weeks ended August 2, 1997 increased to $13.7 million (2.3% of net sales) from $10.8 million (3.5% of net sales) for the same period of fiscal 1996 due to the increased borrowings of $210.0 million incurred in connection with the Chadwick's Acquisition, offset by the prepayment of debt from the use of the proceeds of the Initial Public Offering of Brylane Inc. which was contributed to the Partnership and other prepayments on the 1997 Bank Credit Facility and lower interest rates on the term loans of the 1997 Bank Credit Facility (as defined below).

     LIQUIDITY AND CAPITAL RESOURCES:

     The Partnership has historically met its working capital needs, principally building inventory to meet increased sales, and its capital expenditure requirements primarily through funds generated from operations. After the Brylane Acquisition, the KingSize Acquisition and the Chadwick's Acquisition, the Company's liquidity requirements have also included servicing the debt incurred to finance these acquisitions.

     Cash flow provided by operating activities increased to $30.7 million for the twenty-six weeks ended August 2, 1997, from $25.2 million for the twenty-six weeks ended August 3, 1996. This increase was due to an increase in net income, before non-cash related expenses, of $37.8 million for the twenty-six weeks ended August 2, 1997 compared to $21.7 million in the twenty-six weeks ended August 3, 1996. The Partnership used all its available cash during the twenty-six weeks ended August 2, 1997 to reduce bank debt by $73.9 million, which included prepayments of $10.0 million on the 1996 Bank Credit Facility and $62.1 on the 1997 Bank Credit Facility, and spent $7.3 million for capital expenditures, as discussed below. In addition, in July 1997 the Partnership borrowed $20.0 million on its Revolving Credit Facility in order to satisfy its short-term working capital needs.

     Capital expenditures were $7.3 million in the twenty-six weeks ended August 2, 1997 compared to $2.1 million in the same period in fiscal 1996. The increase is primarily due to capital expenditures related to Chadwick's which was acquired in December 1996. The Company's capital expenditures for the remainder of fiscal 1997 are estimated to be $5.2 million. Brylane plans to fund its capital expenditures for fiscal 1997 using cash generated from operations.

     In connection with the Chadwick's Acquisition, the Partnership entered into a Credit Agreement dated December 9, 1996 among Brylane, Morgan Guaranty Trust Company of New York ("Morgan Guaranty"), as administrative agent, Merrill Lynch Capital Corporation ("Merrill Lynch"), as documentation agent, and the other lenders party thereto, and guaranteed by each of the Company's subsidiaries (the "1996 Bank Credit Facility"). The proceeds of the term loans of the 1996 Bank Credit Facility were used to fund a portion of the cash paid upon the closing of the Chadwick's Acquisition (including related fees and expenses) as well as to repay Brylane's then existing indebtedness under its 1993 bank credit facility. In connection with Brylane Inc.'s Initial Public Offering on February 26, 1997, and the use of the net proceeds received therefrom and contributed by Brylane Inc. to the Partnership, the Partnership repaid $89.3 million in indebtedness under its 1996 Bank Credit Facility. In addition, the Partnership made $12.0 million of prepayments on the 1996 Bank Credit Facility during the thirteen weeks ended May 3, 1997.

     On April 30, 1997, the Partnership entered into a credit agreement among Brylane, Morgan Guaranty, as administrative agent, Merrill Lynch, as documentation agent, and the lenders party thereto, and guaranteed by each of the Company's subsidiaries (the "1997 Bank Credit Facility") which consists of
(i) a $111.7 million four-year nine-month term loan (the "Tranche A Term Loan"),
(ii) a $70.0 million five-year and ten-month term loan (the "Tranche B Term Loan", and collectively with the Tranche A Term Loan, the "Term Loans"), and
(iii) a $125.0 million four-year nine-month revolving credit facility (the "Revolving Credit Facility") with a $75.0 million sublimit for letters of credit. The proceeds of the Term Loans of the 1997 Bank Credit Facility were used to repay Brylane's existing indebtedness under the 1996 Bank Credit Facility. The Revolving Credit Facility can be used for letters of credit and general corporate purposes, including working capital needs. The Term Loans require scheduled quarterly principal payments over their terms. In addition, Brylane is obligated to make certain mandatory prepayments of the Term Loans and the Revolving Credit Facility under certain circumstances. Borrowings under the Term Loans and the Revolving Credit Facility bear interest at one of two rates selected by the Partnership (i) a margin over the higher of (A) Morgan Guaranty's prime rate or (B) the federal funds rate plus 0.5% or (ii) a margin over LIBOR (as defined) for specified interest periods. The margin for each rate may vary based on the ratio of the Partnership's net debt to operating cash flow ratio. The Tranche A Term Loan currently bears interest at LIBOR plus 0.875% and the Tranche B Term

Loan initially bears interest at LIBOR plus 1.625%. The Term Loans began amortizing on August 1, 1997, with aggregate scheduled principal payments of $3.6 million during the remainder of fiscal 1997.

     The Partnership prepaid $62.1 million on the Tranche A Term Loan of the 1997 Bank Credit Facility during the twenty-six weeks ended August 2, 1997. In addition, the Partnership made $1.8 million of scheduled payments on the Term Loans of the 1997 Bank Credit Facility during the thirteen weeks ended August 2, 1997. As of August 2, 1997, Brylane had $20.0 million of borrowings under the Revolving Credit Facility and, after giving effect to the issuance of letters of credit for $53.2 million which the Partnership intends to pay through funds generated from operations, had additional capacity under the Revolving Credit Facility of approximately $51.8 million.

     In connection with the Brylane Acquisition, the Partnership issued $125.0 million aggregate principal amount of its senior subordinated notes (the "Senior Subordinated Notes"). The Senior Subordinated Notes bear interest at 10% per annum, payable semi-annually, and mature in 2003. The 1997 Bank Credit Facility, and the Indenture dated as of August 30, 1993 among Brylane and Brylane Capital Corp., as Issuers, the subsidiaries of Brylane, as Guarantors, and United States Trust Company of New York, as Trustee (as supplemented, the "Indenture") pursuant to which the Senior Subordinated Notes were issued contain covenants (the "Covenants") that, among other things, restrict the Partnership's ability to incur debt, make distributions, incur liens, make capital expenditures and make investments or acquisitions. Brylane's estimated capital expenditures were in compliance with the Covenants.

     In connection with the Chadwick's Acquisition, Brylane, L.P. entered into an Accounts Receivable Purchase Agreement dated as of December 9, 1996 with Alliance Data Systems Corporation ("ADS") (as amended on January 27, 1997, the "Receivables Purchase Agreement") pursuant to which ADS has agreed to purchase from the Partnership eligible customer accounts receivable generated through Chadwick's deferred billing programs. ADS' commitment to purchase receivables is limited to $100.0 million outstanding at any time. ADS will purchase the receivables on a limited recourse basis at a discount from face value. The Partnership pays transaction costs including a fee of $.03 per purchased account, and carrying costs equal to, at the Company's election, LIBOR plus 95 basis points or the lesser of (a) a defined prime rate plus 15 basis points and
(b) the federal funds rate plus 110 basis points. The receivables purchase facility has a three-year term and is subject to early termination upon occurrence of certain events, including chargebacks and customer default ratios above specified levels or an uncured default by the Partnership under its 1997 Bank Credit Facility.

     While no assurances can be given in this regard, based on current and projected operating results, Brylane believes that cash flow from operations will provide adequate funds for ongoing operations, debt service on its indebtedness (including scheduled prepayments under the 1997 Bank Credit Facility), and planned capital expenditures for the foreseeable future. In addition, the Partnership will have availability under the Revolving Credit Facility to finance seasonal capital needs.

PART II - OTHER INFORMATION
- ---------------------------


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------


     (a)  Exhibits.

          27.1   Financial Data Schedule


     (b)  Reports on Form 8-K.

                 There were no reports on Form 8-K filed by Brylane, L.P. during the quarter ended August 2, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


Dated : September 5, 1997               BRYLANE, L.P.
                                        BRYLANE CAPITAL CORP.



                                        By:   /s/ Robert A. Pulciani
                                              ---------------------------------
                                                  Robert A. Pulciani

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