Form 10-K
period 1998-01-31
BRYLANE L P; BRYLANE CAPITAL CORP
filed 1998-05-01
CIK 912274, 912276

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     All of the general and limited partnership units in Brylane, L.P. are owned by affiliates of Brylane Inc., the indirect parent of Brylane, L.P. Brylane Inc. reports separately under the Securities Exchange Act of 1934. All of the common stock of Brylane Capital Corp. is held by Brylane, L.P.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                 BRYLANE, L.P.

                             BRYLANE CAPITAL CORP.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                   For the fiscal year ended January 31, 1998


                                                                   Page
                                                                   ----
                                    PART I
Item 1.       Business..........................................      1
Item 2.       Properties........................................     17
Item 3.       Legal Proceedings.................................     17
Item 4.       Submission of Matters to a Vote of
              Security Holders..................................     17

                                   PART II

Item 5.       Market for Registrant's Common Equity
              and Related Stockholder Matters...................     18
Item 6.       Selected Financial Data...........................     20
Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations........................................     21
Item 8.       Financial Statements and Supplementary Data.......     31
Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure............     31

                                   PART III

Item 10.      Directors and Executive Officers of the
              Registrant........................................     32
Item 11.      Executive Compensation............................     35
Item 12.      Security Ownership of Certain Beneficial
              Owners and Management.............................     42
Item 13.      Certain Relationships and Related Transactions....     43

                                   PART IV

Item 14.      Exhibits, Financial Statement
              Schedules, and Reports on Form 8-K................     44

                                    PART I

     As used in this Annual Report on Form 10-K ("Form 10-K"), unless the context indicates otherwise, the terms "Company", "Brylane" and the "Partnership" refer to Brylane, L.P., a Delaware limited partnership, its wholly-owned subsidiary, Brylane Capital Corp., a Delaware corporation ("Brylane Capital"), and their predecessor companies. The term "subsidiaries" refers to the following subsidiaries and partnerships of Brylane: B.L. Catalog Distribution, Inc., a Delaware corporation and a wholly-owned subsidiary of Brylane ("B.L. Distribution"), B.L. Catalog Distribution Partnership, an Indiana general partnership ("B.L. Distribution Partnership"), B.L. Management Services, Inc., a Delaware corporation and a wholly-owned subsidiary of Brylane ("B.L. Management"), B.L. Management Services Partnership, a New York general partnership ("B.L. Management Partnership"), B.N.Y. Service Corp., a Delaware corporation and a wholly-owned subsidiary of Brylane ("B.N.Y. Service"), K.S. Management Services, Inc., a Delaware corporation and a wholly-owned subsidiary of Brylane ("K.S. Management"), C.O.B. Management Services, Inc., a Delaware corporation and a wholly-owned subsidiary of Brylane ("C.O.B. Management"), Chadwick's Tradename Sub., Inc., a Delaware corporation and a wholly-owned subsidiary of Brylane ("Tradename Sub"), and Brylane Capital, unless the context indicates otherwise.

     Unless otherwise indicated, as used in this Form 10-K: (i) all references to a fiscal year shall mean the fiscal year of the Company which commences in such year (for example, the fiscal year commencing February 2, 1997 and ending January 31, 1998 is referred to herein as "fiscal 1997" or "1997"), and (ii) all numerical and financial data for Brylane includes numerical and financial data for the Chadwick's catalog operations beginning December 9, 1996 for the eight weeks ended February 1, 1997, unless the context indicates otherwise.

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

     Lane Bryant(R), Roaman's(R), Lerner(R), Sue Brett(R), Chadwick's(R), Chadwick's of Boston, Ltd.(R), KingSize(R), Hunters Run(R), David Benjamin(R), Lasting Comfort(R), Venezia(R), Forenza(R) and Bridgewater(R) are federally registered trademarks which are owned or licensed by the Company. Jessica London, Brett and Peak Performance are common law trademarks which are owned or licensed by the Company.

     Sears(R) and Woman's View(R) are federally registered trademarks of, and Smart Choice(TM), Classics(TM) and Big & Tall(TM) are common law trademarks which are owned by Sears, Roebuck and Co.

ITEM 1.  BUSINESS

GENERAL

     The Company is the nation's leading specialty catalog retailer of value-priced apparel, with catalogs that target consumers of both special and regular size apparel. Through its Lane Bryant and Roaman's catalogs, Brylane is the leading catalog retailer of women's special size apparel (sizes 14 through 56) and, through its KingSize catalog, is a leading catalog retailer of men's special size apparel (sizes XL to 9XL). The Company's Chadwick's of Boston catalog division ("Chadwick's"), which the Company acquired in December 1996, is the nation's largest off-price women's catalog retailer, and offers a broad selection of high quality apparel at prices typically 25% to 50% below the regular prices of department and specialty retail stores. Brylane also reaches the women's regular size apparel market (sizes 4 to 18) through its Lerner catalog. In addition, the Company has recently introduced and continues to develop several new catalog concepts. The Company successfully launched the Bridgewater (regular size women's, men's and children's apparel) in fiscal 1996 and Jessica London (off-price special size women's apparel) and Brett (regular size men's apparel) catalogs in fiscal 1997. Brylane also markets apparel to some of these same customer segments through four catalogs which it distributes under the "Sears" name to customers of Sears, Roebuck and Co. under an exclusive licensing arrangement with Sears Shop at Home Services, Inc. ("Sears").

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

     On October 16, 1995, the Partnership acquired the KingSize catalog division (the "KingSize Acquisition") of WearGuard Corporation ("WearGuard"), a wholly-owned subsidiary of ARAMARK Corporation ("ARAMARK"). In connection with the KingSize Acquisition, WearGuard assigned to Brylane its license to distribute the Sears Big & Tall catalog, as well as its interest in certain trademarks, including the KingSize(R) registered trademark. As consideration for the sale of the KingSize catalog division, WearGuard received a payment of $52.5 million and 350,000 newly issued limited partnership units in the Partnership. In order to fund a portion of the purchase price, the Company amended its then existing 1993 bank credit facility to provide for an additional $35.0 million term loan. For accounting purposes, the KingSize Acquisition was recorded as of October 1, 1995.

     On December 9, 1996, Brylane acquired the Chadwick's of Boston catalog division of The TJX Companies, Inc. ("TJX"), excluding substantially all accounts receivable (the "Chadwick's Acquisition"). In connection with the Chadwick's Acquisition, Brylane and TJX entered into a services agreement, as well as an inventory purchase agreement pursuant to which TJX has committed to purchase certain amounts of Chadwick's excess inventory through January 2000.
As consideration for the sale of the Chadwick's of Boston catalog division, affiliates of TJX received aggregate cash payments of $189.8 million (which is net of purchase price adjustments of $32.9 million) and a $20.0 million Convertible Note due 2006 of the Partnership (all of which had been converted as of April 14, 1998). In order to fund a portion of the cash paid in connection with the Chadwick's Acquisition and to repay its then existing indebtedness under its 1993 bank credit facility, the Partnership entered into the 1996 Bank Credit Facility (as defined herein). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". In addition, in connection with the Chadwick's Acquisition, the Partnership received an aggregate of $51.3 million in new equity from certain affiliates of FS&Co., Leeway & Co., a Massachusetts partnership, as nominee for the Long-Term Investment Trust, a trust governed by the laws of the State of New York ("Leeway & Co."), NYNEX Master Trust, a trust governed by the laws of the State of New York ("NYNEX"), and WearGuard.

     On February 26, 1997, in connection with the initial public offering of Brylane Inc. (the "Initial Public Offering"), the Partnership became a wholly-owned subsidiary of Brylane Inc., a Delaware corporation ("Brylane Inc.") pursuant to an exchange transaction in which Brylane Inc. acquired, directly, and indirectly through the acquisition of wholly-owned subsidiaries, a 100% ownership interest in the Partnership in exchange for shares of the common stock, $.01 par value (the "Common Stock"), of Brylane Inc. (the "Exchange Transaction"). In connection with the Exchange Transaction, the Partnership retained all of its assets, operations and liabilities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In October 1997, concurrent with a secondary offering of 5,000,000 shares of Brylane Inc. Common Stock, Brylane Inc., parent company of the Partnership, repurchased 2,500,000 shares of common stock for $115,000,000. As part of the transaction a note receivable from Brylane Inc. is due to the Partnership for the amount of the repurchase of shares (the "Common Stock Repurchase"). In connection with the repurchase, the Partnership amended the 1997 Bank Credit Facility (as defined) in October 1997 to provide the additional financing to fund, in part, the repurchase of those shares. The note accrues interest monthly, based on the current interest rate payable in the Amended 1997 Bank Credit Facility.

     On April 3, 1998, Pinault-Printemps-Redoute, S.A., a company organized under the laws of France ("PPR"), through an affiliate, REDAM LLC, a Delaware limited liability company, acquired Common Stock from certain stockholders of Brylane Inc. (including all of the Common Stock held by affiliates of FS&Co. and an affiliate of The Limited, as well as 533,109 shares held by certain members of management of Brylane Inc.) (the "PPR Stock Purchase"). As a result of the PPR Stock Purchase, PPR acquired approximately 43.7% of the outstanding shares of Common Stock of Brylane Inc. In connection with the PPR Stock Purchase, Brylane Inc. and PPR entered into a governance agreement (the "Governance Agreement") pursuant to which PPR's ability to acquire additional Common Stock and to take other actions is limited. As consideration for the sale, PPR paid the selling stockholders a price of $51.00 per share.

CUSTOMERS

     The Company has a substantial and loyal customer base. As of December 31, 1997, Brylane's combined customer files contained 23.4 million customer names (including 2.7 million names from the Sears catalogs customer file), of which approximately 10.9 million are active customers (including 1.2 million customers from the Sears catalogs customer file). Over 40% of the Lane Bryant, Roaman's and Lerner active customers placed an order three or more times during the 12 months ended December 31, 1997. The Company defines a customer as someone who has placed an order with any of the Company's established catalogs, excluding its Sears catalogs, within the last 48 months, and an active customer as one who has placed at least one order with these catalogs within the last 12 months. Certain of the Company's customers purchase from more than one of the Company's catalogs and are therefore considered to be a separate customer of each such catalog.

     CHADWICK'S. The Chadwick's catalog targets women between the ages of 25 and 55 who wear regular size apparel (sizes 4 to 20) and seek high quality merchandise at prices well below those offered by department and specialty stores. In addition, Chadwick's has expanded its merchandise offerings to target women who wear petite and special size apparel (sizes 2 to 26). Brylane believes that the median age of the Chadwick's customer is 42, and that the typical customer has an income level equal to or above the national average. As of December 31, 1997, the Chadwick's customer file contained 11.0 million customer names, of which 4.8 million names are active customers. The average order by a Chadwick's customer during fiscal 1997 was approximately $87.

     LANE BRYANT AND ROAMAN'S. The Lane Bryant and Roaman's catalogs target value-conscious women who wear special sizes (sizes 14 to 56). Brylane believes that the median age of its women's special size customer segment is 51, and that the typical customer has an income level somewhat below that of the national average. As of December 31, 1997, the Lane Bryant and Roaman's customer files contained 4.2 million and 2.1 million customer names, respectively, of which approximately 2.2 million and 1.1 million names are active customers of Lane Bryant and Roaman's, respectively. The average order by a Lane Bryant and Roaman's customer during fiscal 1997 was approximately $75 and $74, respectively.

     LERNER. The Lerner catalog targets younger, value-conscious women age 25 and up who wear sizes 4 to 18 and purchase at low to budget prices. The Company believes that the median age of the Lerner customer is 38, and that the average Lerner customer has an income level approximately equal to the national average. As of December 31, 1997, the Lerner customer file contained 2.7 million customer names, of which 1.2 million are active customers. The average order by a Lerner customer during fiscal 1997 was approximately $78.

     SEARS CATALOGS. Through its licensing agreement with Sears, the Company has expanded its customer base by offering Lane Bryant, Roaman's, Lerner, Sue Brett (discontinued March 1998) and KingSize merchandise through its Sears versions of these catalogs to selected individuals from the over 30 million name customer file of

Sears, Roebuck and Co. who are not already existing customers of the Company. Brylane believes that the median age and income level of its Sears customer is close to that of the average customer of the Company's comparable catalogs. As of December 31, 1997, the Sears catalogs customer file contained 2.7 million customer names, of which 1.2 million are active customers. The average order by a Sears customer during fiscal 1997 was approximately $76 for women's apparel and $100 for men's apparel. See "--Sears Agreement".

     KINGSIZE. The KingSize catalog targets value-conscious men who wear special sizes (sizes XL to 9XL). The Company believes that the median age of its men's special size customer segment is 52, and that the typical KingSize customer has an income level above the national average. As of December 31, 1997, the KingSize customer file contained 378,000 customer names, of which 193,000 are active customers. The average order by a KingSize customer during fiscal 1997 was approximately $93.

     SUE BRETT. The Sue Brett catalog targets mature regular size women who wear sizes 6 to 24. The Company believes that the median age of the Sue Brett customer is 45, and that the average Sue Brett customer has an income level somewhat above the national average. As of December 31, 1997, the Sue Brett customer file contained 434,000 customer names, of which 251,000 are active customers. The average order by a Sue Brett customer during fiscal 1997 was approximately $71.

     As a result of the Chadwick's Acquisition, and the Company's conclusion that the Sue Brett catalog targeted customers very similar to those targeted by Chadwick's and Lerner, the Company has determined to discontinue its circulation of the Sue Brett (and Sears Classics) catalogs effective March 1998. The Company intends to continue to utilize the Sue Brett customer file in connection with the circulation of its Chadwick's and Lerner catalogs, and to continue to use the Sue Brett trade name in connection with its other catalogs' apparel offerings.

MERCHANDISING

     As a result of its targeted merchandising strategies, the Company has succeeded in developing distinct identities for each of its catalogs. The Company's merchandising strategy across all of its catalog titles is (i) to provide value-priced apparel with a consistent quality and fit, (ii) to concentrate on apparel with limited fashion risk, and (iii) to offer a broad selection of sizes, styles and colors. The Company intends to continue to refine and broaden its merchandise offerings in order to satisfy the apparel needs of its customers, to freshen the appeal of each catalog's assortment of merchandise and to stimulate increased sales.

     CHADWICK'S. The Company believes that Chadwick's is unique in its ability to offer value across its merchandise lines, which feature a wide array of colors, styles and sizes designed to satisfy its customers' wardrobe needs for career, casual and social wear. Chadwick's offers merchandise which includes both basic styles and current fashion. Chadwick's offers approximately 73,000 stock keeping units ("SKUs"), in sizes 2 to 26. The average price point per item sold by Chadwick's in fiscal 1997 was approximately $27. Chadwick's offers nationally recognized brand names, including Pierre Cardin, Herman Geist, JG Hook and Blassport. The private label brand names featured in the Chadwick's catalog include, among others, Savannah (which Brylane uses under license from TJX), Fads, Stephanie Andrews and JL Plum.

     Chadwick's has successfully introduced a number of complementary merchandise categories to its customers. These categories, which have been tested and offered on a limited basis, include men's apparel, children's apparel, women's special size apparel, accessories, gifts and cosmetics. Since Chadwick's began offering complementary merchandise categories in 1992, net sales of these products have grown to represent approximately 22% of Chadwick's net sales in 1997.

     LANE BRYANT AND ROAMAN'S. The Lane Bryant and Roaman's special size catalogs focus primarily on contemporary, traditional and basic women's apparel and also include a limited offering of certain fashion-oriented items. While both the Lane Bryant and Roaman's catalogs offer the same merchandise classifications, the Lane Bryant catalog offers greater style selections in certain classifications, especially in basic apparel items. Both catalogs offer extensive selections of merchandise over size 26, in many cases offering three to four times more SKUs than its competitors. Approximately 45% of Lane Bryant and Roaman's net sales are in sizes 26 or larger.

Lane Bryant and Roaman's catalogs offer approximately 83,000 and 49,000 SKUs, respectively, in sizes 14 to 56. The average price point per item sold by both Lane Bryant and Roaman's in fiscal 1997 was approximately $22.

     Lane Bryant and Roaman's catalogs feature private label brand names which have higher gross profit margins than national brand merchandise. Private label brand names used on merchandise included in the Lane Bryant and Roaman's catalogs include, among others, Hunters Run, Venezia, Lasting Comfort and Forenza, which Brylane uses under licenses from The Limited and the Roaman's private label brand name, which is owned by the Company. See "--Trademarks, Tradenames and Licenses".

     LERNER. The Lerner catalog offers a broad selection of quality contemporary, traditional and basic women's apparel in sizes 4 to 18. Compared to Chadwick's, the Lerner catalog targets a younger customer and offers slightly more fashion forward merchandise. Recently, the Company has made significant changes to the merchandise offerings contained in its Lerner catalog, including the addition of an increased number of career wear selections and additional sizes. The average price point per item sold by Lerner in fiscal 1997 was approximately $23.

     Consistent with the Company's other catalogs, the Lerner catalog places great emphasis on its product sourcing strategy to enable the Company to offer quality, value-priced, private label merchandise. The private label brand names featured on merchandise included in the Lerner catalog include, among others, David Benjamin and Forenza, which Brylane uses under license from The Limited, as well as certain other private label brand names which are owned by certain of Brylane's vendors. See "--Trademarks, Tradenames and Licenses".

     SEARS CATALOGS. The merchandise offered in the Sears catalogs is the same as that offered in the comparable Company catalog: Woman's View (Lane Bryant and Roaman's); Smart Choice (Lerner); Classics (Sue Brett); and Big & Tall (KingSize). This allows the Company to fill the orders generated by these catalogs with minimal incremental inventory risk. The Company has discontinued circulation of its Classics catalogs effective March 1998. See "Customers--Sue Brett" and "--Sears Agreement".

     KINGSIZE. The KingSize catalog offers a broad selection of quality contemporary, traditional and basic men's apparel in sizes XL to 9XL. Although the KingSize catalog also offers some fashion-oriented items, most of the merchandise in the KingSize catalog has limited fashion risk. Brylane believes that KingSize offers a broader selection of sizes and styles than most specialty and department stores and competing catalogs. Approximately 59% of KingSize's sales (including Big & Tall) are in sizes 3XL or larger. The average price point per item sold by KingSize in fiscal 1997 was approximately $27. In addition, in October 1997, the Company mailed its first stand-alone Brett catalog, which is targeted at the regular size men's apparel segment.

     The KingSize catalog features private label brand names which have higher gross profit margins than national brand merchandise. Private label brand names used on merchandise included in the KingSize catalog are KingSize and Peak Performance, both of which are owned by the Company.

     SUE BRETT. The Sue Brett catalog (discontinued March 1998) offered quality contemporary, traditional and basic women's merchandise in sizes 6 to 24. The average price point per item sold by Sue Brett in fiscal 1997 was approximately $28.

MARKETING

     There are several important elements to the Company's marketing strategy.

     PROMOTIONAL STRATEGIES. The Company has implemented highly effective promotional incentives in many of its catalogs. Promotional incentives include deferred and installment billing, free delivery for new customers, free express delivery for orders of a certain size, "buy one, get one free" strategies, pricing discounts when purchasing an additional item, and discount offers. Brylane also uses promotions based on its private label credit cards, such as credit limit increases to stimulate additional sales from existing customers and to promote customer loyalty. The Company has significantly increased the use of deferred billing programs, under which merchandise purchased is not billed to the customer's credit card until 90 to 120 days after the applicable catalog is mailed. Deferred billing programs have resulted in a significant increase in net sales and average order size, particularly in the Company's Chadwick's and Lerner catalogs. In addition, the Company has expanded the use of these programs to its other catalogs.

     PRIVATE LABEL CREDIT CARDS. Brylane views the use of credit as an important marketing tool with existing and new customers. Approximately 92.5% of the Company's total fiscal 1997 sales (including sales from the Company's Sears catalogs) were paid for using credit cards. Approximately 51% of the Company's fiscal 1997 sales (excluding sales from Company's Sears catalogs) from the Lane Bryant, Roaman's, Lerner, Sue Brett and KingSize catalogs were paid for using Brylane's private label credit cards. Through private label cards, the total amount of credit available to the Company's customers who hold third party cards can be increased, and credit may be made available to certain of its customers who may not qualify for third party cards, but are eligible for the generally lower credit limits available under the private label cards. The Company successfully tested a Chadwick's private label credit card in the fall of 1997. For catalogs distributed under the Sears Agreement (as defined herein), customers can use the Sears credit card (but not Brylane's private label cards). The Sears credit card is administered by an affiliate of Sears, which assumes all risks associated with the collection of those credit card receivables.

     The Company offers its customers the Lane Bryant, Roaman's, Lerner, Sue Brett and KingSize private label credit cards which are issued by World Financial Network National Bank ("World Financial"), pursuant to the Credit Card Processing Agreement between Brylane and World Financial (as amended, the "Credit Card Agreement"). The Lane Bryant and Lerner private label credit cards are also issued to customers of the Lane Bryant and Lerner retail stores, and Lane Bryant and Lerner cardholders can use them either for catalog or store purchases. Under the Credit Card Agreement, World Financial determines the credit worthiness of a particular customer based on a standard credit rating system and generally assumes all risks associated with the collection of receivables generated by credit card sales without recourse to the Company. World Financial processes credit card transactions for a fee equal to a percentage of the sale amount generated by such transactions (exclusive of shipping, handling and taxes) and remits the balance of such amount to Brylane within two business days of its incurrence. The fee payable to World Financial under this arrangement is currently set at 2.4% of net sales generated using these credit cards. In the event of a legislated or judicial reduction in the annual percentage rate that may be charged by World Financial to cardholders, Brylane and World Financial have agreed to negotiate in good faith an increase in the fee. In addition, in the event that the aggregate amount of receivables generated through the use of the credit cards exceeds $525 million, the fee shall be adjusted to reimburse World Financial for its borrowing costs with respect to such receivables in excess of $525 million. Furthermore, the fee may be adjusted every six months based on the average finance charges per cardholder statement. However, the fee may not exceed 2.5% (subject to certain exceptions).

     Pursuant to the terms of the Credit Card Agreement, Brylane is obligated to use its best efforts to promote the use of credit cards in the Business (as defined) and to acquire new cardholders through, among other things, "instant credit", pre-approved solicitations and applications inserted into catalogs. World Financial has the right to review and approve any credit marketing materials used in these promotional activities prior to their use, which approval shall not be unreasonably withheld. The cost of these credit solicitation activities are shared equally by Brylane and World Financial. In addition, the Credit Card Agreement requires World Financial to provide without charge to Brylane a list of all Lerner and Lane Bryant retail cardholders on no more than one occasion per month. Brylane is authorized to use the lists for the purpose of increasing its catalog mailing lists.

     The Credit Card Agreement will remain in effect until terminated (i) by either party on not less than twelve months' notice delivered on or after July 1, 2005, (ii) by either party upon a breach by the other party of any of its material obligations under the Credit Card Agreement, (iii) by World Financial on not less than twelve months' notice if any competitor of The Limited or any of its affiliates acquires "control" of Brylane (as defined in the Credit Card Agreement), or (iv) automatically upon certain bankruptcy events involving Brylane. See "Risk Factors--Relationship with The Limited". In the event that the Credit Card Agreement should terminate, Brylane would be obligated to repurchase from World Financial certain then-outstanding Lerner and Lane Bryant mail order account balances, and all Roaman's, Sue Brett and KingSize account balances, at the face amount thereof (subject to certain exceptions).

     LIST MANAGEMENT. An important element of the Company's marketing strategy is the improved segmentation of its existing customer files. Brylane currently employs customer file segmentation analyses, based on the recency, frequency and monetary value of past purchases, to create catalog circulation strategies that are designed to increase customer response rates and average sales per catalog. In the fall of 1997, Brylane installed (and is currently testing) a modeling and scoring software program that uses more sophisticated multi-variable regression analyses to create its predictive purchasing models. The Company believes that the development and refinement of Brylane's predictive purchasing models will allow Brylane to better target its catalog mailings and more effectively utilize its customer file. In addition, Chadwick's is currently testing increasingly sophisticated statistical circulation models to improve its ability to predict customer purchasing behavior based on a wide range of variables. The Company believes that its ability to better predict customer purchasing behavior maximizes the effectiveness of its catalog mailings to current and prospective customers.

     CUSTOMER ACQUISITION. The Company's prospect acquisition programs are designed to attract new customers in a cost effective manner. The Company utilizes various sources to acquire new names, including list rentals or purchases from competitors and related catalog concepts; access to lists of credit card holders of The Limited's Lane Bryant and Lerner retail stores; licensing arrangements; magazine solicitations; cable television advertising; promotional inserts; friends' name cards inserted in mailed catalogs; and reactivation of previous customers of Brylane. The Company has implemented a program of cable television advertising to solicit catalog requests for its KingSize catalog, as well as tests of similar programs for its Lane Bryant and Roaman's catalogs. Based on the successful results of the KingSize program and the test results of the Lane Bryant and Roaman's commercials, the Company has increased significantly its use of cable television advertising as part of its efforts to solicit catalog requests and to acquire new customers. In conjunction with Sears, the Company has been improving the segmentation of the over 30 million name Sears, Roebuck and Co. customer file to increase its success rate with prospects.

     CUSTOMER SERVICE AND TELEMARKETING. Providing superior service to customers is a key element of the Company's marketing strategy, and is supported by the Company's toll-free telephone service for orders and other customer needs, an emphasis on customer service and friendliness in training for its telephone sales representatives, and an unconditional guarantee of its merchandise at any time. The Company's return policy provides that if a customer is not satisfied with a purchase for any reason, the merchandise can be returned to the Company for a refund or exchange. The return rate for Brylane (which includes exchanges) for fiscal 1995, 1996 and 1997 was 22.6%, 24.1%, and 25.0% respectively, of shipped sales.

     In fiscal 1997, Brylane received approximately 82.1% of customer orders through its toll-free phone service. Brylane utilizes a toll-free service with separate telemarketing groups and toll-free numbers for each catalog. The Company's telemarketing operations are conducted in Indianapolis and Greenwood, Indiana, San Antonio, Texas and West Bridgewater, Massachusetts. The Company's telemarketing operations are open 24 hours a day, seven days a week, and currently have an aggregate of approximately 1,900 telemarketing/customer service stations. In fiscal 1997, Brylane processed approximately 30.4 million calls at its Indianapolis, Greenwood, San Antonio and West Bridgewater facilities, and Brylane outsourced 3.6 million calls to a third-party call center. The number of associates manning these stations varies greatly during the hours of each day of each selling season, based on anticipated call volume.

     The Company trains its telephone sales representatives to determine the correct size for its special size customers. The proper fit for all customers is ensured by the Company's merchandising emphasis on consistent sizing and fit across its product lines. Brylane's computerized database provides the sales representatives with on-line information about previous customer orders, which allows the sales representatives to personalize each transaction. Brylane's computerized database also includes an inventory control system, which allows Brylane's telephone sales representatives to inform customers immediately about merchandise availability and estimated delivery dates for back-ordered merchandise.

     As part of its efforts in this area, Brylane's sales representatives are trained to describe current sales items or other promotions to customers. Brylane's promotional selling efforts resulted in an additional $31.5 million in net sales during fiscal 1997 and an additional $24.0 million in fiscal 1996.
The telephone switches at Brylane's four facilities enable it to efficiently balance its incoming telephone calls during periods of heavy call volume. Brylane's telephone switch at its Indianapolis telephone center enabled it to significantly increase its telephone volume capacity and to reduce costs by providing more accurate and timely information to management. Brylane has the ability to reroute calls between each catalog's telemarketing groups and Brylane's four telemarketing centers during periods of heavy activity. In addition, in June 1996, Brylane renegotiated its agreement with its long-distance telephone service provider to, among other things, reduce the rates charged to Brylane for its long-distance telephone service.

     The Company plans to integrate its existing Brylane and Chadwick's telemarketing order entry systems in order to provide its customer service representatives with improved information including past purchases, data on customer orders and updated catalog information. This additional information is expected to increase the ability of these sales representatives to personalize transactions, market additional products that complement the purchases being made by the customer and recommend alternatives for items that are either unavailable or on back order. The integrated systems will utilize "universal agents" that receive both telephone orders and customer service calls which the Company believes will lead to an increase in productivity. The Company also expects that the integrated systems will permit it to process orders more efficiently.

FULFILLMENT, DELIVERY AND CATALOG PRODUCTION

     Through its fulfillment, delivery and catalog production methods, the Company works to maintain its position as a low-cost operator in the catalog industry.

     FULFILLMENT CENTERS. The Company's commitment to customer service is supported by its 750,000 square foot Indianapolis, Indiana fulfillment center, which supports its Brylane catalogs, and its 700,000 square foot West Bridgewater, Massachusetts facilities, which support its Chadwick's catalogs. Designed to process and ship customer orders rapidly and in a cost effective manner, each fulfillment center utilizes high speed conveyor belts, laser beam bar code scanning and tilt tray sorters. The Indianapolis facility processed approximately 19.5 million shipments in fiscal 1997. In the fall of 1994, Brylane developed and implemented "one-pass picking", a highly sophisticated and efficient method for gathering the merchandise needed to fill customer orders, at its Indianapolis fulfillment center. In September 1995, Brylane completed an $8.0 million enhancement of the package sorting and shipping capabilities of the Indianapolis fulfillment center, including the addition of a second high speed tilt tray sorter. These enhancements to the fulfillment center approximately doubled Brylane's shipping and receiving capabilities. In addition, Brylane completed a $2.7 million project to replace the original tilt tray sorter, which replacement became operational in the fourth quarter of 1996. The West Bridgewater facility processed over 14.5 million shipments in 1997 and has the capacity to process approximately 25% more shipments before any capital expansion of the center will be required.

     DELIVERY. The Company minimizes order delivery costs through careful management of its shipping techniques. For example, third and fourth class mailing costs, which accounted for approximately 73% and 88% of orders shipped from the Indianapolis facility and the West Bridgewater facility, respectively, in fiscal 1997, are managed to obtain the benefits of various mailing rate discount programs offered by the United States Postal Service ("USPS"). The Company sorts packages by zip code, prints the zip bar codes and automatically calculates the weight of each parcel to be shipped to determine if discounted bulk rate postage may be available. The Company believes that the volume of its mailings provides it with a competitive advantage over smaller catalog retailers who cannot take full advantage of this rate structure. The Company also reduces order shipping costs by sorting and sending packages by truck to up to 21 USPS drop points around the country, where the packages enter the USPS system for delivery to customers. In addition to third class and fourth class mail delivery, the Company offers United Parcel Service ("UPS") delivery and UPS Express Delivery.

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

PRIVATE LABEL PURCHASING AND VENDOR RELATIONSHIPS

     The Company emphasizes private label merchandise, which accounted for 83.0% of Brylane's net sales (excluding the Chadwick's catalog) in fiscal 1997. Brylane's private label apparel and accessories produce higher gross profit margins than the national brand merchandise found in its catalogs. The emphasis on private label merchandise also affords Brylane greater control over the manufacturing process, allowing it to achieve its objective of consistency of quality and fit in the various merchandise categories offered, and enabling it to offer a greater number of sizes, styles and colors than its competitors. The Company believes this approach both increases customer loyalty and confidence in making a purchase and reduces merchandise returns. While Chadwick's also benefits from private label merchandise offerings, it offers a significantly larger percentage of nationally recognized brand name merchandise. Chadwick's private label merchandise accounted for approximately 53% of Chadwick's net sales in fiscal 1997. The Company's private label merchandise is sourced from a diverse group of established vendors who work directly with the Company's buyers and are provided with rigorous design specifications and quality control procedures. The Company is the major customer of and has long-standing relationships with many of its private label and national brand vendors, resulting in close and cooperative working relationships and enabling the Company to obtain merchandise at favorable prices. Brylane's 10 largest vendors accounted for 21.3% of purchased merchandise in fiscal 1997. No single supplier, however, accounted for more than 4.7% of merchandise purchased in fiscal 1997. Brylane's purchases from foreign suppliers accounted for 30.3% of merchandise purchased in fiscal 1997.

     To ensure the distinct merchandising focus of its catalogs, the Company conducts purchasing separately for its Chadwick's, Lane Bryant, Roaman's, Lerner and KingSize catalogs and, within each catalog, has dedicated buyers for specific product lines. The Company's merchandising staff actively monitors the apparel markets and offerings by other catalog and retail stores in an effort to ensure that the Company's offerings are competitive in design and price. To improve purchasing efficiency, the Company also relies on "pre-mailing" programs (i.e., limited catalog distribution prior to the start of a selling season) to test customer acceptance of new product offerings.

INVENTORY MANAGEMENT

     The Company's inventory management systems are designed to maintain inventory levels that provide optimum in-stock positions, while maximizing inventory turnover rates and minimizing the amount of unsold merchandise at the end of each season. The Company maintains higher inventory levels for basic apparel items which are not generally fashion sensitive. Inventory levels for items with greater fashion risk are maintained at lower levels, with the goal of selling all such merchandise prior to the end of a season. The Company's disciplined inventory control systems enable it to maintain minimum inventory levels, which the Company is able to replenish quickly as a result of its close relationships with its domestic suppliers. These lower levels of inventory enable the Company to avoid excessive markdowns and to reduce its losses on overstocks at the end of each selling season. When overstocks do occur, Brylane is generally successful in selling the goods through relationships it has established with merchandise brokers (who then resell such merchandise to retailers) and with discount retailers. Chadwick's historically has been successful in selling its overstock through its twice-yearly, end-of-season clearance catalogs, through its retail outlet stores located in Nashua, New Hampshire and Brockton, Massachusetts, and to TJX and other third parties. In addition, in connection with the Chadwick's Acquisition, the Partnership has entered into an inventory purchase agreement with TJX pursuant to which TJX has committed to purchase certain amounts of Chadwick's excess inventory through January 2000.

     Despite its careful inventory management, the Company experiences out-of-stock and back order inventory conditions, both of which are common in catalog retailing. As a result, the Company experiences some order cancellations. During fiscal 1995, 1996 and 1997, cancellations were 5.1%, 5.7% and 7.8%, respectively, of the total dollar value of orders received.

MANAGEMENT INFORMATION SYSTEMS

     Brylane's management information systems provide support to all segments of its operations, including merchandising, marketing, telemarketing, fulfillment, customer service, financial reporting and inventory management. Chadwick's management information systems are currently supported by TJX's mainframe computer. In connection with the Chadwick's Acquisition, Brylane entered into a services agreement with TJX whereby TJX agreed to provide services relating to the Chadwick's business for approximately three years. During this period, the Company will evaluate alternative sources for these services, including transferring certain of the functions to Brylane and having Chadwick's perform certain of the functions itself.

     Brylane's management information systems are supported by an IBM mainframe computer that processes up to 85 million transactions per month. This computer is connected to approximately 2,350 terminals between Brylane's three telemarketing facilities and its New York and Hingham, Massachusetts offices. See "Item 2. Properties".

SEARS AGREEMENT

     In March 1994, Brylane entered into an exclusive licensing agreement with Sears (as amended, the "Sears Agreement") to produce a special size women's apparel catalog (Woman's View), based on Brylane's Lane Bryant and Roaman's catalogs, for distribution to customers of Sears, Roebuck and Co. Brylane has also been mailing catalogs based on Brylane's Lerner catalog (Smart Choice) since the first quarter of 1994, and the Sue Brett catalog (Classics) since the third quarter of 1994, to these customers. In October 1995, in connection with the KingSize Acquisition, Brylane and Sears expanded the Sears Agreement to include an exclusive license to produce and distribute the Sears Big & Tall catalog, based on Brylane's KingSize catalog, to customers of Sears, Roebuck and Co. The Woman's View, Smart Choice and Big & Tall catalogs are currently being mailed to individuals who are not existing customers of Brylane and who are included in the more than 30 million name customer file of Sears, Roebuck and Co.

     As amended, the initial term of the Sears Agreement continues through July 31, 2001. The Sears Agreement can be renewed by the parties for additional one year terms thereafter; provided, that the Company and Sears may terminate the agreement upon twelve months' and eighteen months' notice, respectively, prior to the end of the initial term or any renewal thereof. Under the Sears Agreement, the catalogs mailed are substantially similar to Brylane's comparable catalogs, but have a Sears logo and a different name. The merchandise is identical to that contained in Brylane's comparable catalogs, which allows Brylane to fill incremental customer orders by increasing the amount of merchandise that it purchases, rather than increasing the number of different kinds of merchandise categories that it keeps in inventory. This approach limits Brylane's incremental inventory risk. Customers' calls are answered by telemarketing representatives using the Sears Shop At Home name for the women's and men's apparel catalogs, and customers can pay for their purchases using a Sears credit card or various bank credit cards. Brylane performs all merchandising, fulfillment, telemarketing and management information functions through its existing facilities. In the event that the Sears Agreement terminates, Brylane will retain the names of all customers who have purchased through the Sears catalogs covered by such agreement and, at that point, Brylane will be able to mail Brylane's other catalogs to these customers.

COMPETITION

     The retail apparel business is highly competitive. Lane Bryant, Roaman's and Woman's View compete in the sale of special size women's apparel primarily with other mail order companies, department stores and specialty retailers, including the Lane Bryant retail stores operated by The Limited, Catherines Stores and United Retail Group (which is partially owned by The Limited). Brylane's principal competitors in the mail order retailing of special size women's apparel include J.C. Penney (general catalog and Liz Baker), Arizona Mail Order (Old Pueblo and Regalia), Blair and Hanover Direct (Silhouettes). Chadwick's, Lerner and Smart Choice compete in the sale of value-priced women's fashion sportswear with many other mail order companies, specialty retailers, discount stores and department stores, including the Lerner retail stores operated by The Limited and T.J. Maxx and Marshalls, each of which is owned by TJX. KingSize and Big & Tall compete in the sale of special size men's apparel with specialty retailers (including Casual Male and Repp Stores), department stores, other mail order companies (including Blair as well as the J.C. Penney catalog and Phoenix Big & Tall catalogs) and discount stores. In addition, sales of clothing through home television shopping networks or other electronic media could provide additional sources of competition for the Company. The Company does not believe that it has any significant competition in the special size or off-price segment of the women's apparel catalog retail market. However, there can be no assurance that other retailers of apparel will not decide to enter into the Company's markets.

     The Company competes on the basis of its extensive merchandise selection, product quality and price, credit extension and customer service. The Company believes that its long-standing relationship with many of its customers, reputation for quality merchandise, extensive customer files and low-cost, efficient infrastructure allow it to compete effectively in all of its other market segments. See "Risk Factors--Competition and Other Business Factors".

     As a result of the PPR Stock Purchase, certain noncompetition and nonsolicitation provisions previously contained in the Transaction Agreement pursuant to which affiliates of FS&Co. and The Limited formed the Partnership (the "Transaction Agreement"), and that were binding upon The Limited, have terminated, and The Limited can now compete directly with Brylane in the retail catalog business for special size women's apparel. However, the Company continues to retain the use in connection with its business of the Lane Bryant(R), Lerner(R) and other trademarks licensed to it by The Limited pursuant to the terms of the Trademark Agreement, as specified further therein. See "--Trademarks, Trade Names and Licenses" and "Risk Factors--Competition and Other Business Factors".

     In addition, pursuant to that certain Asset Purchase Agreement dated October 18, 1996 by and among TJX, Chadwick's, Inc. and Brylane (the "Chadwick's Purchase Agreement"), TJX agreed, for a period of five years, to not own or conduct (with an exception for passive ownership of less than 10% of a company) any business that sells merchandise through printed women's or men's apparel catalogs which are substantially similar to the "Chadwick's of Boston" catalog. TJX is permitted, however, (i) to sell merchandise through the Internet and other electronic media, (ii) to use print advertising for apparel and merchandise sold through stores and electronic media even if such items may be purchased by mail or telephone, and (iii) to print catalogs in which less than 10% of the merchandise is men's or women's apparel. Also, TJX may acquire a company that conducts a competitive business if such competitive business accounts for less than 25% of such acquired company's annual revenues and TJX uses its commercially reasonable efforts to divest itself within one to two years of such acquisition of any competitive business which accounts for more than 5% of the annual revenues of such acquired company.

TRADEMARKS, TRADE NAMES AND LICENSES

     The Company is the owner in the United States of the Roaman's, Sue Brett, KingSize, Chadwick's, Chadwick's of Boston, Ltd., Bridgewater, Jessica London and Brett trademarks, as well as certain other trademarks which it uses as private label brand names. In connection with the Brylane Acquisition, Brylane became a party to a trademark license agreement with The Limited and certain of its affiliates (the "Licensors") (as amended, the "Trademark Agreement") pursuant to which Brylane uses the Lane Bryant and Lerner registered trademarks, as well as certain other trademarks used as private label brand names (collectively, the "Trademarks"), under a royalty-free license from The Limited (the "License").

     The Partnership may assign the Trademark Agreement and the License without the consent of The Limited (i) to the purchaser of all or substantially all of the assets of the Lane Bryant, Roaman's and Lerner catalog businesses operated by the Company (the "Business") or (ii) to any corporation which is a successor to the Partnership or any successor thereto. The Trademark Agreement will terminate on the earliest to occur of the following: (i) October 20, 2007 (March 31, 1999 for use in connection with men's wear) (ii) two years after any person which competes with any retail or catalog business conducted by The Limited or its affiliates as of August 20, 1993 acquires control of the Business, and (iii) if the Company is party to a business combination voted against by The Limited or any of its affiliates, (A) two years after such event (or ten years after such event if The Limited has sold either of its Lane Bryant or Lerner retail businesses prior to such event with respect to the Trademarks used in the businesses sold by The Limited) if the other party in such combination competes with The Limited or any of its affiliates or (B) four years after such event (or ten years after such event if The Limited has sold either of its Lane Bryant or Lerner retail businesses prior to such event with respect to the Trademarks used in the businesses sold by The Limited) in any other circumstance. The Trademark Agreement may also be terminated (a) by The Limited (i) upon 30 days' notice upon a material breach of the Trademark Agreement by Brylane which breach remains uncured or
(ii) upon the bankruptcy or insolvency of Brylane, and (b) by the Company, upon six months' notice on or after August 20, 1998. See "Risk Factors--Relationship with The Limited".

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

     The Company uses the Lane Bryant, Lerner, Woman's View, Smart Choice, Big & Tall, Chadwick's, Chadwick's of Boston, Ltd., Bridgewater, Jessica London and Brett trademarks, and the Classics name, only on the covers of its catalogs and in general advertising and promotional materials, and not as labels or tags on any garments or other merchandise it distributes. The Company's other owned and licensed trademarks, including Sue Brett, KingSize, Peak Performance, Hunters Run, David Benjamin, Lasting Comfort, Forenza, Venezia, Savannah, Fads, JL Plum and Stephanie Andrews, are used for certain of the Company's apparel offerings, as well as in other marketing and merchandising activities. Such trademarks are important to the operations of the Company. See "Risk Factors--Relationship with The Limited".

ASSOCIATES

     The Company's skilled and dedicated associates are a key resource. At January 31, 1998, the Company employed (directly or indirectly through its subsidiaries) approximately 6,400 individuals, including part-time and full-time associates. During peak sales periods, the Company hires approximately 1,200 additional part-time and temporary associates. Approximately 1,400 of Chadwick's associates are covered under one of TJX's collective bargaining agreements with the Union of Needletrades, Industrial and Textile Employees. This agreement expires on December 31, 2000. The Company considers its labor relations and overall employee relations to be good.

REGULATORY MATTERS

     The Company currently collects sales and use tax on merchandise sales in the states of Indiana, Maryland, Massachusetts, New York and Texas because the Partnership has physical presence in those states. Prior to June 30, 1996, the Partnership collected applicable sales and use taxes in approximately 41 states, regardless of whether the Partnership was otherwise required to collect such taxes in those states, generally pursuant to a Multistate Sales Tax Agreement, dated as of January 1, 1988, among the Partnership, the Multistate Tax Commission and a consortium of 35 states represented by the Multistate Tax Commission, which governed the Brylane business when it was acquired by the Partnership. In March 1996, the Partnership advised the Multistate Tax Commission, based on advice received from legal counsel, that it was not extending the Multistate Sales Tax Agreement beyond its expiration date of June 30, 1996. Based upon present law, the Company believes that it is not generally required to collect and remit sales and use taxes on merchandise sold in states in which it does not have a physical presence, absent the Multistate Sales Tax Agreement. It is possible that there may be a judicial decision or that Congress may pass legislation in the future permitting states in which the Company does not have a physical presence to require it to collect and remit sales and use taxes with respect to sales in such states. Accordingly, there can be no assurance that the Company will not have an obligation to collect and remit sales and use taxes in states in addition to those states in which it is presently required to collect and remit such taxes.

     The Company's business, and the direct mail industry in general, is subject to regulation by a variety of state and federal laws and regulations related to, among other things, advertising, offering and extending credit, imports and sales tax. Legislation has been proposed in the past designed to impose a ceiling on the rates charged in connection with the extension of credit through credit cards. It is impossible to predict whether such legislation will be enacted and, if enacted, what form it will take. However, any such legislation could have an adverse impact on the Company's credit card financing arrangements. The Company's imported products are subject to United States customs duties, and some of the Company's imported products are subject to import quotas when imported from particular countries. In the ordinary course of its business, the Company may from time to time be subject to claims for duties, and the Company's imported products may be subject to other import restrictions. United States customs duties currently are between 0% and 48.0% (with an average rate of 15.3%) of appraised value on certain items of inventory. During fiscal 1997, Brylane made approximately 30.3% of its merchandise purchases from foreign suppliers. See "Risk Factors--Dependence on Suppliers; Foreign Sourcing".


                                  RISK FACTORS

     The following risk factors should be carefully reviewed in addition to the other information contained in this Annual Report on Form 10-K.

COMPETITION AND OTHER BUSINESS FACTORS

     The retail apparel business is highly competitive. Each of the Company's women's catalogs compete in the sale of women's apparel with other catalog retailers, department stores, discount stores and specialty retailers. In particular, Lane Bryant, Roaman's, Jessica London and Woman's View compete in the sale of special size women's apparel with the Lane Bryant retail stores operated by The Limited, and Lerner and Smart Choice compete in the sale of women's sportswear and other apparel with the Lerner retail stores operated by The Limited. Chadwick's competes with many retail sellers of apparel, including T.J. Maxx and Marshalls, each of which is owned by TJX. The Company's KingSize and Big & Tall catalogs compete in the sale of special size men's apparel with specialty retailers, department stores, other mail order companies and discount stores. In addition, sales of clothing through home television shopping networks or other electronic media could provide additional sources of competition for Brylane in the future. Some of the Company's competitors may have greater financial resources than the Company. An increase in the amount of competition faced by the Company could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business--Competition".

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

     The Company benefits from the name recognition and reputation generated by the Lane Bryant retail stores and the Lerner retail stores which are operated by The Limited. At present, The Limited operates over 775 Lane Bryant stores and over 725 Lerner stores. The Limited is under no obligation to continue to own or operate the Lane Bryant and Lerner stores, and there can be no assurance that The Limited will not change the focus of such stores in a manner that would be adverse to Brylane's catalog concepts bearing the same trademarks, although The Limited has agreed that, during the term of the Trademark Agreement (as defined herein), it will not disparage or diminish the stature, image or quality of any of the trademarks subject to the Trademark Agreement.

     The Transaction Agreement pursuant to which affiliates of FS&Co. and The Limited formed the Partnership (as amended, the "Transaction Agreement") contained certain noncompetition and nonsolicitation provisions pursuant to which The Limited agreed, in general, and subject to certain exceptions, not to compete with Brylane's catalog business for special size women's apparel by publishing similar catalogs, or to solicit any person who is an employee of such business to terminate his or her relationship with Brylane. These provisions terminated as a result of the PPR Stock Purchase. Consequently, The Limited can now compete directly with Brylane in the retail catalog business for special size women's apparel. However, the Company has continued to retain the use in connection with its business of the Lane Bryant(R), Lerner(R) and other trademarks licensed to it by The Limited pursuant to the terms of the Trademark Agreement (as defined), as specified further therein. There can be no assurance that such competition will not have a material adverse effect on Brylane. See "Business--Trademarks, Tradename and Licenses" and "--Relationship with The Limited".

RELATIONSHIP WITH THE LIMITED

     In connection with the Brylane Acquisition, Brylane became a party to a trademark license agreement with The Limited (as amended, the "Trademark Agreement") pursuant to which the Company has use of the Lane Bryant(R), Lerner(R) and certain other trademarks, on a royalty-free basis, until October 20, 2007 (except in connection with the use of the trademarks on men's wear, for which the termination date is March 31, 1999), subject to earlier termination as described in the paragraphs that follow. The Company has determined to use the Lane Bryant(R) and Lerner(R) trademarks in its catalogs and in general advertising and promotional materials, and not as labels or tags on any garments or other merchandise it distributes. The other trademarks covered by the Trademark Agreement are used for certain of the Company's apparel offerings, as well as other marketing and merchandising activities.

     The Trademark Agreement and each of the licenses granted thereunder will terminate on October 20, 2007 (March 31, 1999 for use in connection with men's wear), unless earlier terminated by (i) the Company with six months' notice on or after August 20, 1998, (ii) The Limited in the event of (x) a breach by the Company of any of its material obligations under the Trademark Agreement or (y) certain bankruptcy or insolvency events involving the Company, or (iii) subject to certain extensions, (x) two years after any competitor of The Limited acquires "control" of the Lane Bryant, Roaman's and Lerner catalog businesses operated by the Company, or (y) two or four years after the occurrence of certain mergers, consolidations or business combinations. See "Business-- Trademarks, Tradename and Licenses".

     Unless renewed, upon a termination of the Trademark Agreement, the Company would need to create new names and trademarks for its catalogs using the licensed trademarks, as well as for the merchandise offerings that currently utilize the licensed trademarks, and effect a transition of customer recognition and acceptance of such new names and trademarks. While the Company believes that the termination provisions of the Trademark Agreement would afford it sufficient time to achieve this transition, no assurance can be given that it would be successful or that the termination of the Trademark Agreement would not have a material adverse effect on the Company.

LEVERAGE AND CERTAIN RESTRICTIONS IMPOSED BY LENDERS

     As of January 31, 1998, after giving effect to the Common Stock Repurchase, the Company had total outstanding indebtedness of $358.8 million, as compared with total partnership equity of $145.4 million. The Company will require substantial cash to fund scheduled payments of principal and interest on its outstanding indebtedness as well as any increased working capital requirements. The Company will be restricted in its ability to incur debt, make distributions (including cash dividends), incur liens, make capital expenditures and make investments or acquisitions by the terms of both the Amended 1997 Bank Credit Facility as well as the indenture (the "Indenture") that currently governs the Company's Senior Subordinated Notes (the "Senior Subordinated Notes"). As a result of these restrictions, the ability of the Company to secure additional financing, if needed, is constrained, and the Company may be prevented from engaging in transactions that might otherwise be considered beneficial to the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

SEARS AGREEMENT

     In March 1994, Brylane entered into the Sears Agreement which, as amended, provides the Company with an exclusive license to distribute its Woman's View, Smart Choice, Classics and Big & Tall catalogs to customers selected by the Company from the more than 30 million name customer file of Sears, Roebuck and Co. (as amended, the "Sears Agreement"). As amended, the initial term of the Sears Agreement expires on July 31, 2001 and automatically continues for additional one-year terms thereafter; provided, that the Company and Sears may terminate the Sears Agreement upon twelve months' and eighteen months' written notice, respectively, prior to the end of the initial term or any renewal thereof. In addition, upon the default of either Sears or the Company, the Sears Agreement may be terminated by the non-defaulting party either immediately or upon the payment of all sums owed by such non-defaulting party under the Sears Agreement, depending on the type of default. Events of default under the Sears Agreement include, among others, (i) the material failure of the Company to comply with the operating policies and procedures set forth in the Sears Agreement; (ii) the material failure of the Company to actively follow any mutually agreed upon circulation and mailing plan; (iii) any bankruptcy or insolvency proceedings being commenced against either party; and (iv) the inability of either party to pay debts as they come due.

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

IMPACT OF INCREASES IN COSTS OF POSTAGE, PAPER AND PRINTING

     Increases in postal rates and paper and printing costs have a direct impact on the cost of the production and mailing of the Company's catalogs and promotional materials, as well as the Company's order fulfillment. Like others in the catalog industry, the Company passes on a significant portion of the costs of order fulfillment directly to its customers, but it does not directly pass on the costs of preparing and mailing catalogs and other promotional materials. The Company relies heavily on discounts from the basic postal rate structure, such as discounts for bulk mailings and pre-sorting by zip code and carrier routes. Brylane and Chadwick's historically have not entered into long-term contracts for their paper purchases. Consequently, no assurances can be given that the Company will not be subject to increases in paper costs or to shortages in the supply of paper in the future. Over the last several months paper prices have generally increased within the range anticipated by the Company. In addition, the Company believes that paper prices will increase in the first half of fiscal 1998 and the increase should be in a range anticipated by the Company. In addition, although the Company currently has contracts for printing of its catalogs, the remaining terms of these contracts range from one to five years, and no assurance can be given that the Company's printing costs will not increase upon renegotiation of these contracts. Significant increases in postal rates or in paper or printing costs could have a material adverse effect on the Company's business, financial condition and results of operations, particularly to the extent that the Company is unable to pass on such increases directly to its customers or to offset such increases by either raising prices or reducing other costs. Brylane and Chadwick's each experienced an increase in postal rates in January 1995 and an increase in paper costs from the fall of 1994 through the fall of 1995. While Brylane and Chadwick's were able to partially mitigate these cost increases, no assurances can be given that similar increases in postal rates or in the Company's costs of paper will not occur in the future. In particular, the Company believes that a postal rate increase within the next twelve months is likely. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

CONTROL OF THE COMPANY

     PPR beneficially owns approximately 44% of Brylane Inc. By virtue of its ownership of a large percentage of the outstanding Common Stock, PPR is in a position to exercise substantial influence over actions that require the consent of stockholders. In addition, pursuant to the terms of the Governance Agreement, Brylane Inc. has agreed to use its best efforts to have the Board of Directors of Brylane Inc. include up to five nominees of PPR in the slate of nominees presented by the Board of Directors of Brylane Inc. for election at each stockholder meeting at which directors are to be elected. The number of directors that PPR may nominate declines with its percentage of Common Stock.

DEPENDENCE ON SUPPLIERS; FOREIGN SOURCING

     Brylane's concentration on private label merchandise in its special size catalogs, and the broad range of merchandise offered in its Chadwick's catalogs, requires that the Company maintain good relationships with many manufacturing sources and suppliers. Moreover, the number of available manufacturers and suppliers for special size apparel is more limited when compared with the number available for apparel generally. Although the Company believes that it has established excellent relationships with its principal manufacturing sources and suppliers, the Company does not have long-term contracts, and its future success will depend in some measure upon its ability to maintain such relationships.
The inability of the Company to source quality goods in a timely fashion at favorable prices could have a material adverse effect on the Company's business, financial condition and results of operations.

     In fiscal 1997, Brylane made approximately 30.3% of its merchandise purchases from foreign suppliers. Although all of the Company's foreign purchases are denominated in U.S. dollars, the Company is subject to a number of risks which are beyond its control, including currency and exchange risks, changes in duties, quotas or other import restrictions, the imposition of taxes or other charges on imports, disruptions or delays in shipments and transportation, political instability, and labor disputes and strikes. There can be no assurance that the occurrence of any destabilizing event abroad will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business--Private Label Purchasing and Vendor Relationships" and "Item 1. Business--Regulatory Matters".

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

RISKS RELATED TO UNIONIZED EMPLOYEES

     At January 31, 1998, the Company had approximately 6,400 associates, including approximately 1,400 associates of Chadwick's who were members of a labor union. The Company's agreement with such labor union expires on December 31, 2000. If unionized associates were to engage in a strike or other work stoppage or if additional associates were to become unionized, the Company could experience a significant disruption of operations and higher labor costs, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.  PROPERTIES

     The principal executive offices of the Company are located in New York, New York in approximately 90,000 square feet of leased office space. The Company owns its 750,000 square foot fulfillment and telemarketing center located on approximately 26 acres of land in Indianapolis, Indiana. Recently, the Company leased an additional 125,000 square feet of warehouse space in Plainfield, Indiana. The Company also leases approximately 73,000 square feet in San Antonio, Texas, and approximately 13,400 square feet in Greenwood, Indiana, for telemarketing operations related to the Brylane catalogs. The executive offices of the Company's KingSize operations, currently occupying approximately 8,000 square feet of leased office space, were moved in April 1998 from Hingham, Massachusetts to New York, New York. In addition, the executive offices, telemarketing center, warehouse and fulfillment center of the Company's Chadwick's operations are located in a Company-owned facility in West Bridgewater, Massachusetts that contains approximately 580,000 square feet of space. The Company leases an additional 126,000 square foot facility in West Bridgewater, Massachusetts for returns processing and customer service related to Chadwick's. The Company has recently entered into a lease for a 330,000 square foot facility to be constructed in Taunton, Massachusetts that the Company will use for returns processing and customer service related to Chadwick's and that will replace the 126,000 square foot West Bridgewater facility. The Company took possession of the Taunton facility immediately upon its completion, which occurred in Spring 1998. As of April 14, 1998, the Company also leases from TJX approximately 11,000 square feet and 12,500 square feet of retail space for Chadwick's outlet stores in Brockton, Massachusetts and Nashua, New Hampshire, respectively, and has an arrangement with TJX whereby it has access to use a 7,500 square foot buying office located in New York, New York.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to litigation in the ordinary course of business. The Company does not believe that unfavorable outcomes in such litigation would have a material adverse effect on its business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     (a) Brylane, L.P. is privately-held. There is no established public trading market for its partnership units.

     (b) As of January 31, 1998, there were 2 holders of Brylane, L.P.'s general and limited partnership interests. There is now one general partner and one limited partner of Brylane, L.P. Brylane Inc. indirectly owns 100% of the Partnership. Brylane Inc. reports separately under the Securities Exchange Act of 1934. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" and "Item 13. Certain Relationships and Related Transactions--The Exchange Transaction".

     (c) During fiscal 1997, Brylane, L.P. made advances to its partners based upon their respective tax liabilities in connection with the allocation of partnership income and gain to such partners pursuant to the terms of the Agreement of Limited Partnership of Brylane, L.P. dated as of August 30, 1993 (as amended, the "Partnership Agreement").

     As of January 31, 1998, Brylane Capital had 1,000 shares of $.01 par value common stock outstanding, all owned by its parent, Brylane, L.P. There is no public trading market for Brylane Capital's outstanding common stock. During fiscal 1996, Brylane Capital did not make any distributions in respect of its outstanding common stock.

RECENT SALES OF UNREGISTERED SECURITIES

     On February 26, 1997, in connection with the closing of the Exchange Transaction, (i) M&P Distributing Company, an affiliate of The Limited (the "Limited Stockholder"), WearGuard, Leeway & Co. and NYNEX received shares of Common Stock of Brylane Inc. in exchange for their interests in the Partnership;
(ii) Chadwick's, Inc., a wholly-owned subsidiary of TJX ("Chadwick's, Inc." or the "TJX Noteholder"), received from the Company the substitute Convertible Subordinated Note Due 2006 issued by Brylane Inc. and the Partnership (the "Convertible Note") on substantially the same terms and conditions as the Partnership Note (as defined herein); (iii) certain affiliates of FS&Co. (FS Equity Partners II, L.P. ("FSEP II"), FS Equity Partners III, L.P. ("FSEP III"), and FS Equity Partners International, L.P. ("FSEP International")), and Mr. Sodini and Ms. Bourneuf received shares of Common Stock of Brylane Inc. in exchange for their shares of common stock of VP Holding; (iv) the officer and director holders of shares of common stock of VP Holding received shares of Common Stock of Brylane Inc. pursuant to the Brylane Subscription Plan (as defined herein) or the Senior Management Plan (as defined herein); and (v) Mr. Rao and Ms. Meyrowitz received shares of Series A Preferred Stock (as defined herein) of Brylane Inc. in exchange for their shares of VP Holding Preferred Stock. Such exchanges were on a one-to-one basis. Since each of the holders of the shares of common stock and preferred stock of VP Holding, the interests in the Partnership and the Convertible Subordinated Note Due 2006 in the original principal amount of $20.0 million (bearing interest at an initial rate of 6%) issued by the Partnership to the TJX Noteholder in connection with the Chadwick's Acquisition (the "Partnership Note") agreed at the time of their respective original acquisitions of their shares or partnership interests or Partnership Note to exchange their shares, partnership interests or Partnership Note for shares of Common Stock of Brylane Inc. or the Convertible Note, as the case may be, in connection with the Exchange Transaction, the Company believes that none of the foregoing transactions involved a "sale" within the meaning of the Securities Act. Such exchanges would also be exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriter participated in the transaction. The Series A Preferred Stock of Brylane Inc. is convertible into shares of Common Stock of Brylane Inc. on a one-to-one basis. The shares of Series A Preferred Stock "vest" or become convertible in three equal annual installments commencing December 9, 1997, as long as Mr. Rao or Ms. Meyrowitz, as applicable, remain employed by Brylane (subject to certain accelerating events). On December 9, 1999, "vested" shares will, at the option of the holders thereof, either be redeemed by the Company for $20.00 per share (subject to adjustment for stock splits, dividends or reclassifications) or converted into one share of Common Stock (subject to adjustment for stock splits, dividends or reclassifications). In the event of a "change of control" (as defined in Brylane Inc.'s Certificate of Designation of the Series A Preferred Stock) each "vested" share, at the option of the holder thereof, may be redeemed for $20.00 per share or converted into one share of Common Stock, while "unvested" shares must be redeemed for $20.00 per share. The Convertible Note is convertible at any time, in whole or in part, at the option of the TJX Noteholder into a total of 727,273 shares of Common Stock of Brylane Inc. at a conversion price of $27.50 per share (subject to adjustment for stock splits and similar events). As of April 14, 1998, the entire principal amount of the Convertible Note had been converted into 727,273 shares at $27.50 per share.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents certain historical data of Brylane for the periods indicated. The balance sheet data as of July 31, 1993, January 29, 1994, January 28, 1995, February 3, 1996, February 1, 1997 and January 31, 1998,
and the statements of operations data for the twenty-six weeks ended July 31, 1993 and January 29, 1994, and the fiscal years ended January 28, 1995, February 3, 1996, February 1, 1997 and January 31, 1998, have been derived from the combined and consolidated financial statements of the predecessor company of Brylane (the "Predecessor") and the Partnership, as appropriate. The information below should be read in conjunction with the audited financial statements and related notes thereto included elsewhere in this Form 10-K.

                                     PREDECESSOR                                      PARTNERSHIP
                                 ------------------   -----------------------------------------------------------------------------
                                                                                          FISCAL YEAR ENDED
                                     TWENTY-SIX        TWENTY-SIX    --------------------------------------------------------------
                                     WEEKS ENDED       WEEKS ENDED     JAN. 28,           FEB. 3,         FEB. 1,         JAN. 31,
                                    JULY 31, 1993     JAN. 29, 1994     1995              1996(1)         1997(2)           1998
                                 ------------------   -------------  -----------       -----------      -----------     -----------
                                                                     (IN THOUSANDS)
Statements of Operations Data:
Net sales.......................      $242,086        $ 247,780      $578,530          $601,055       $ 705,353        $1,314,839
Cost of goods sold..............       122,530          124,224       288,217           298,414         346,572           674,324
Non-recurring inventory
 charge(3)......................            --           11,487         2,614               569           1,657             3,315
                                      --------        ---------      --------          --------       ---------        ----------
Gross margin....................       119,556          112,069       287,699           302,072         357,124           637,200
Operating expenses:
 Catalog and advertising........        61,165           66,860       153,830           174,446         186,985           302,232
 Fulfillment....................        18,335           21,477        41,656            37,333          55,450           124,372
 Support services...............        12,964           13,377        35,152            37,024          54,422            89,242
 Intangibles and
  organization cost
  amortization..................            --            2,121         4,242             4,707           6,518            10,972
                                      --------        ---------      --------          --------       ---------        ----------
   Total operating expenses.....        92,464          103,835       234,880           253,510         303,375           526,818
                                      --------        ---------      --------          --------       ---------        ----------
Operating income................        27,092            8,234        52,819            48,562          53,749           110,382
Interest expense, net...........            --           10,060        19,576            20,624          24,026            25,450
                                      --------        ---------      --------          --------       ---------        ----------
Income (loss) before income
 taxes and extraordinary charge.        27,092           (1,826)       33,243            27,938          29,723            84,932
Provision for income taxes(4)...        10,600               75            89                88             315            (1,030)
                                      --------        ---------      --------          --------       ---------        ----------
Net income (loss)
 before extraordinary charge....        16,492           (1,901)       33,154            27,850          29,408            85,962
Extraordinary charge(5).........            --               --            --                --           2,456             6,524
                                      --------        ---------      --------          --------       ---------        ----------
Net income (loss)...............      $ 16,492        $  (1,901)     $ 33,154          $ 27,850       $  26,952        $   79,438
                                      ========        =========      ========          ========       =========        ==========

BALANCE SHEET DATA
 (END OF PERIOD):
Total assets....................      $ 95,882        $ 255,051      $286,491          $327,903       $ 705,234        $  710,540
Long-term debt (including
 current portion and revolver)..            --          229,070       214,168           226,740         427,362           358,753
Partnership equity (deficit)....        42,789          (31,333)        1,777            27,187         103,863           145,379
OPERATING AND OTHER DATA:
EBITDA(6).......................      $ 28,566        $  23,425      $ 62,785          $ 57,488       $  69,145        $  131,441
Cash flows from operating
 activities.....................        14,059            7,512        39,002            33,562          13,023            81,411
Cash flows from investing
 activities.....................          (165)        (295,870)       (5,287)          (60,543)       (233,098)           20,148
Cash flows from financing
 activities.....................       (13,894)         298,393       (15,255)            5,955         215,891           (99,763)

_________________
(1) The fiscal year ended February 3, 1996 was a 53-week period. All other fiscal years shown are 52-week periods.
(2) The Company's financial statements include the results of Chadwick's on a consolidated basis from December 9, 1996, the closing date of the Chadwick's Acquisition.
(3) The non-recurring inventory charges resulted from increasing inventory by $14,101,000 for the Brylane Acquisition, by $569,000 for the KingSize Acquisition and by $4,972,000 for the Chadwick's Acquisition to reflect the fair market value of the inventory at the respective acquisition dates, as more fully described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". The increases in inventory value had been fully amortized into cost of goods sold as of April 30, 1994 for the Brylane Acquisition, as of February 3, 1996 for the KingSize Acquisition and as of January 31, 1998 for the Chadwick's Acquisition.

(4) Represents provision for income taxes as a corporate division of The Limited for the twenty-six weeks ended July 31, 1993, as a partnership for the twenty-six weeks ended January 29, 1994 and the fiscal years ended January 28, 1995, February 3, 1996, February 1, 1997 and January 31, 1998.
(5) Consists of deferred financing fees written off in connection with the repayment of the 1993 Bank Credit Facility and the 1996 Bank Credit Facility.
(6) EBITDA represents earnings before taking into consideration interest expense, income tax expense, depreciation and amortization expense, non-recurring inventory charges, extraordinary charge related to write-off of deferred financing fees and non-cash compensation expense related to the Brylane, L.P. 1993 Partnership Unit Option Plan. The use of such information is intended only to supplement the conventional income statement presentation and is not considered as an alternative to net income or any other indicator of Brylane's operating performance which is presented in accordance with generally accepted accounting principles above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Item 6. Selected Financial Data" and the consolidated and combined financial statements and related notes thereto which appear elsewhere in this Form 10-K. The Company uses a 53/52 week fiscal year for financial reporting purposes.

     As a result of the Chadwick's Acquisition and the application of purchase accounting related thereto, the Company's results of operations for fiscal 1996 and 1997 reflect non-recurring inventory charges of $1.7 million and $3.3 million, respectively, related to the write-up of Chadwick's inventory of $5.0 million. The subsequent amortization of such write-up into cost of goods sold reduced the Company's gross margin in fiscal 1996 and 1997. In addition, the Company's results reflect additional amortization expense of $5.2 million per year associated with the write-up of certain intangible assets related to the Chadwick's Acquisition. Furthermore, Brylane entered into an agreement whereby a third party has committed to purchase certain accounts receivable generated by Chadwick's deferred billing programs. Consequently, since the Chadwick's Acquisition, accounts receivable related to the Chadwick's catalog have been significantly lower than in Chadwick's historical periods.

     In addition to the amortization expense related to the Chadwick's Acquisition described above, the Company's results reflect the amortization of intangible assets related to the Brylane Acquisition of $4.4 million per year, step-up depreciation associated with the write-up of certain fixed assets in connection with the Brylane Acquisition of $0.4 million per year, and the amortization of intangible assets related to the KingSize Acquisition of $1.4 million per year. See "Item 6. Selected Financial Data". The termination date of the Company's Trademark Agreement with The Limited was accelerated to October 20, 2007 in October 1997. The amortization of intangible assets described above reflects such acceleration.

     In connection with certain amendments to options previously granted under the Brylane, L.P. 1993 Partnership Unit Option Plan, the Company incurred non-cash compensation expense totalling $3.1 million, of which $2.4 million was expensed in the fourth quarter of fiscal 1996 and $0.7 million was expensed in fiscal 1997.

     The Company used the net proceeds received from the Initial Public Offering of Brylane Inc. to prepay approximately $89.3 million of borrowings outstanding under the term loans of the 1996 Bank Credit Facility, which resulted in an extraordinary charge of approximately $1.3 million, net of taxes, related to the write off of deferred financing costs. Subsequent thereto, the Company made an additional $10.0 million of prepayments on the 1996 Bank Credit Facility prior to April 30, 1997. On April 30, 1997, the Company replaced the 1996 Bank Credit Facility with the 1997 Bank Credit Facility (which resulted in lower interest expense, and an extraordinary charge of approximately $2.8 million, net of taxes, related to the write off of deferred financing costs), and made $2.1 million of prepayments on the 1997 Bank Credit Facility. On May 2, 1997, the Company used an additional $10.0 million of excess cash to prepay indebtedness outstanding under the 1997 Bank Credit Facility. Subsequent to May 3, 1997, the Company used the $28.8 million in cash received from TJX in connection with the preliminary purchase price adjustment, as well as cash generated from operations, to prepay an additional $51.2 million in indebtedness outstanding under the 1997 Bank Credit Facility as well as a mandatory payment of $1.8 million. See "--Liquidity and Capital Resources".

     To finance the Common Stock Repurchase, the Company entered into an amendment to its 1997 Bank Credit Facility and borrowed approximately $116.8 million thereunder. Borrowings under the Amended 1997 Bank Credit Facility bear interest at LIBOR plus 1.25%. The Amended 1997 Bank Credit Facility contains financial and operating covenants including, among other provisions, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, restrictions on the ability to incur indebtedness, and limitations on the amount of the Company's capital expenditures and common stock dividends. See "--Liquidity and Capital Resources".

RESULTS OF OPERATIONS

     The following tables set forth certain operating data of the Partnership for the periods indicated.


                                                                                                      PARTNERSHIP
                                                                                ----------------------------------------------------

                                                                                                   FISCAL YEAR ENDED
                                                                                ----------------------------------------------------

                                                                                FEB. 3, 1996(1)    FEB. 1, 1997(2)    JAN. 31, 1998
                                                                                ---------------    ---------------    -------------
                                                                                                    (IN THOUSANDS)
Net sales.......................................................................   $601,055          $705,353           $1,314,839
Gross margin before non-recurring inventory charge..............................    302,641           358,781              640,515
Non-recurring inventory charge..................................................        569             1,657                3,315
                                                                                   --------          --------           ----------
Gross margin....................................................................    302,072           357,124              637,200
Operating expenses:
   Catalog and advertising......................................................    174,446           186,985              302,232
   Fulfillment..................................................................     37,333            55,450              124,372
   Support services.............................................................     37,024            54,422               89,242
   Amortization of acquisitions intangibles and organization costs..............      4,707             6,518               10,972
                                                                                   --------          --------           ----------
Operating income................................................................     48,562            53,749              110,382
   Add back:  Non-recurring inventory charge(3).................................        569             1,657                3,315
              Amortization of acquisitions intangibles and organization costs(4)      4,707             6,518               10,972
              Non-cash compensation expense(5)..................................         --             2,400                  700
                                                                                   --------          --------           ----------
   Operating income before acquisitions related and non-recurring adjustments...   $ 53,838          $ 64,324           $  125,369
                                                                                   ========          ========           ==========

          The following table sets forth certain operating data of the Partnership expressed as a percentage of net sales for the periods indicated.


                                                                                                        PARTNERSHIP
                                                                                       ---------------------------------------------

                                                                                                     FISCAL YEAR ENDED
                                                                                       ---------------------------------------------

                                                                                       FEB. 3, 1996(1) FEB. 1, 1997(2) JAN. 31, 1998
                                                                                       --------------- --------------- -------------
          Net sales....................................................................       100.0%       100.0%           100.0%
          Gross margin before non-recurring inventory charge...........................        50.4         50.8             48.7
          Non-recurring inventory charge...............................................         0.1          0.2              0.2
                                                                                              -----        -----            -----
          Gross margin.................................................................        50.3         50.6             48.5
          Operating expenses:
            Catalog and advertising....................................................        29.0         26.5             23.0
            Fulfillment................................................................         6.2          7.9              9.5
            Support services...........................................................         6.2          7.7              6.8
            Amortization of acquisitions intangibles and organization costs............         0.8          0.9              0.8
                                                                                              -----        -----            -----
          Operating income.............................................................         8.1          7.6              8.4
            Add back: Non-recurring inventory charge(3)................................         0.1          0.2              0.2
                      Amortization of acquisitions intangibles and organization costs(4)        0.8          0.9              0.8
                      Non-cash compensation expense(5)..................................         --          0.4              0.1
                                                                                              -----        -----            -----
            Operating income before acquisitions related and non-recurring adjustments..        9.0%         9.1%             9.5%
                                                                                              =====        =====            =====

_____________________
(1) The fiscal year ended February 3, 1996 was a 53-week period. All other fiscal years shown are 52-week periods.
(2) The Partnership's financial statements include the results of Chadwick's on a consolidated basis from December 9, 1996, the closing date of the Chadwick's Acquisition.
(3) The non-recurring inventory charges resulted from increasing inventory by $569,000 for the KingSize Acquisition and by $4,972,000 for the Chadwick's Acquisition to reflect the fair market value of the inventory at October 1, 1995, the effective date of the KingSize Acquisition, and at December 9, 1996 the effective date of the Chadwick's Acquisition, respectively. The increases in inventory value had been fully amortized into cost of goods sold as of February 3, 1996 for the KingSize Acquisition, and as of January 31, 1998 for the Chadwick's Acquisition.
(4) Represents amortization of goodwill and other intangible assets related to the Brylane Acquisition of $125,450,000 over a 30-year composite life and of organizational costs of $300,000 over five years and, subsequent to October 4, 1997, includes amortization of the remaining trademark of $7,578,000 over a ten-year life. Subsequent to October 1, 1995, includes amortization related to the KingSize Acquisition of goodwill of $50,762,000 over a 40-year life, of customer file of $520,000 over an eight-year life, and of a noncompetition agreement of $300,000 over a five-year life. Subsequent to December 9, 1996, includes amortization related to the Chadwick's Acquisition of $175,715,000 over a 40-year life, and a customer file of $4,020,000 over a five-year life.
(5) Represents non-cash compensation expense related to amendments to options granted under the Brylane, L.P. 1993 Partnership Unit Option Plan.

  The following table sets forth certain historical operating data of Brylane and Chadwick's on an unaudited combined basis for the fiscal years 1996 and 1997 to include net sales, cost of sales and operating expenses for Chadwick's. The unaudited combined information for the year ended February 1, 1997 is included for comparative purposes only and is not meant to be indicative of what the consolidated statements of operations data would have been had the transaction occurred at February 4, 1996 (the first day of fiscal 1996).

                                                                                               FISCAL YEAR ENDED
                                                                                       -------------------------------
                                                                                             FEB. 1,        JAN. 31,
                                                                                             1997(1)          1998
                                                                                       ---------------    ------------
                                                                                                 (IN THOUSANDS)
          Net sales....................................................................    $1,167,527       $1,314,839
          Gross margin before non-recurring inventory charge...........................       566,910          640,515
          Non-recurring inventory charge...............................................         1,657            3,315
                                                                                           ----------       ----------
          Gross margin.................................................................       565,253          637,200
          Operating expenses:
           Catalog and advertising.....................................................       279,582          302,232
           Fulfillment.................................................................       101,218          124,372
           Support services............................................................        82,026           89,242
           Amortization of acquisitions intangibles and organization costs.............         6,518           10,972
                                                                                           ----------       ----------
          Operating income.............................................................        95,909          110,382
           Add back:  Non-recurring inventory charge(2)................................         1,657            3,315
                      Amortization of acquisitions intangibles and organization
                       costs(3)........................................................         6,518           10,972
                      Non-cash compensation expense(4).................................         2,400              700
                                                                                           ----------       ----------
           Operating income before acquisitions related and non-recurring adjustments..    $  106,484       $  125,369
                                                                                           ==========       ==========

The following table expresses the above operating data as a percentage of net sales for the periods indicated.

                                                                                                   FISCAL YEAR ENDED
                                                                                              ------------------------
                                                                                                  FEB. 1,     JAN. 31,
                                                                                                  1997(1)       1998
                                                                                              ------------   ---------
          Net sales...........................................................................     100.0%        100.0%
          Gross margin before non-recurring inventory charge..................................      48.5          48.7
          Non-recurring inventory charge......................................................       0.1           0.2
                                                                                                   -----         -----
          Gross margin........................................................................      48.4          48.5
          Operating expenses:
           Catalog and advertising............................................................      23.9          23.0
           Fulfillment........................................................................       8.7           9.5
           Support services...................................................................       7.0           6.8
           Amortization of acquisitions intangibles and organization costs....................       0.6           0.8
                                                                                                   -----         -----
          Operating income....................................................................       8.2           8.4
           Add back:  Non-recurring inventory charge(2).......................................       0.1           0.2
                      Amortization of acquisitions intangibles and organization costs(3)......       0.6           0.8
                      Non-cash compensation expense(4)........................................       0.2           0.1
                                                                                                   -----         -----
          Operating income before acquisitions related and non-recurring adjustments..........       9.1%          9.5%
                                                                                                   =====         =====

                         (footnotes on following page)

_______________
(1) The fiscal year ended February 1, 1997 includes a 53-week period for Chadwick's.
(2) The non-recurring inventory charges resulted from increasing inventory by $4,972,000 for the Chadwick's Acquisition to reflect the fair market value of the inventory at December 9, 1996 the effective date of the Chadwick's Acquisition. The increase in inventory value has been fully amortized into cost of goods sold as of January 31, 1998.
(3) Represents amortization of goodwill and other intangible assets related to the Brylane Acquisition of $125,450,000 over a 30-year composite life and of organizational costs of $300,000 over five years and subsequent to October 4, 1997, includes amortization of the remaining trademark of $7,578,000 over a 10-year life. Subsequent to October 1, 1995, includes amortization related to the KingSize Acquisition of goodwill of $50,762,000 over a 40-year life, of customer file of $520,000 over an eight-year life, and of a noncompetition agreement of $300,000 over a five-year life. Subsequent to December 9, 1996, includes amortization related to the Chadwick's Acquisition of $175,715,000 over a 40-year life, and a customer file of $4,020,000 over a five-year life.
(4) Represents non-cash compensation expense related to amendments to options granted under the Brylane, L.P. 1993 Partnership Unit Option Plan.

FISCAL 1997 COMPARED TO FISCAL 1996

     NET SALES. Net sales as reported for the fiscal year ended January 31, 1998 increased to $1,314.8 million from $705.4 million for the fiscal year ended February 1, 1997. The increase in net sales came principally from the inclusion of the net sales from Chadwick's and also from the Company's other catalogs.

     Net sales on a combined basis including Chadwick's for fiscal 1996 increased 12.6% to $1,314.8 million from $1,167.5 million. The sales gain was due primarily to an increase in circulation and an increase in the average order size across all businesses.

     GROSS MARGIN. Gross margin for the fiscal year ended January 31, 1998 increased to $637.2 million (48.5% of net sales) from $357.1 million (50.6% of net sales) for fiscal 1996. The lower gross margin as a percent of net sales is due to the inclusion of the Chadwick's catalogs which have lower mark-ups on merchandise sold as compared to the Company's other catalog titles.

     Gross margin on a combined basis including Chadwick's for fiscal 1996 and eliminating the effects of the non-recurring inventory charge in the 1997 period increased to $640.5 million (48.7% of net sales) in 1997 from $566.9 million (48.5% of net sales) in 1996. The gross margin as a percent of net sales increased due to higher initial mark-ups from improved merchandise sourcing.

     CATALOG AND ADVERTISING EXPENSE. Catalog and advertising expense is comprised of the costs to produce and distribute catalogs, primarily paper, printing and catalog mailing costs, and the cost of acquiring names of prospective customers. For fiscal 1997, catalog and advertising expense increased to $302.2 million (23.0% of net sales) from $187.0 million (26.5% of net sales) for fiscal 1996. The decrease on a percent of net sales basis was primarily due to the inclusion of Chadwick's and its associated catalog and advertising expense and net sales.

     Catalog and advertising expense on a combined basis including Chadwick's for fiscal 1996 decreased on a percent of net sales basis to 23.0% ($302.2 million) in 1997 from 23.9% ($279.6 million) in 1996. This decrease on a percent of net sales basis was primarily due to the renegotiation of certain printing contracts and an increase in the sales productivity per catalog.

     FULFILLMENT EXPENSE. Fulfillment expense includes distribution center, telemarketing, credit services and customer service expenses, partially offset by net merchandise postage revenue. Fulfillment expense as reported for fiscal 1997 increased to $124.4 million (9.5% of net sales) from $55.5 million (7.9% of net sales) for fiscal 1996. The increase on a percent of net sales basis was primarily due to the acquisition of Chadwick's, which incurs higher fulfillment costs primarily as a result of its specialized garment packing techniques.

     Fulfillment expense on a combined basis including Chadwick's for fiscal 1996 increased on a percent of net sales basis to 9.5% ($124.4 million) in 1997 from 8.7% ($101.2 million) in 1996. This increase on a percent of net sales basis was primarily due to increased payroll in the distribution centers, telemarketing and other areas to meet increased customer demand and to ensure a high level of customer service, as well as increased shipping promotions.

     SUPPORT SERVICES EXPENSE. Support services expense includes staffing and other administrative overhead costs associated with the operation of the business and the license fees associated with the Company's agreements with Sears Shop at Home. Support services expense as reported for fiscal 1997 increased to $89.2 million (6.8% of net sales) from $54.4 million (7.7% of net sales) for fiscal 1996. The decrease on a percent of net sales basis was primarily due to the inclusion of Chadwick's and its associated overhead costs and net sales.

     Support services expense on a combined basis including Chadwick's for fiscal 1996 decreased as a percent of net sales to 6.8% ($89.2 million) in 1997 from 7.0% ($82.0 million) in 1996. The decrease on a percent of net sales basis is primarily due to expense management as well as the leverage resulting from strong sales performance.

     AMORTIZATION EXPENSE. Acquisition related intangibles and organization cost amortization expense for fiscal 1997 included $4.4 million related to the Brylane Acquisition, $1.4 million related to the KingSize Acquisition and $5.2 million related to the Chadwick's Acquisition. Acquisition related intangibles and organization cost amortization expense for fiscal 1996 included $4.2 million related to the Brylane Acquisition, $1.4 million related to the KingSize Acquisition and $0.9 million related to the Chadwick's Acquisition.

     OPERATING INCOME. Operating income before acquisitions related and non-recurring adjustments for fiscal 1997 increased to $125.4 million (9.5% of net sales) from $64.3 million (9.1% of net sales) for fiscal 1996. As a percent of net sales, operating income increased primarily as a result of the decrease in catalog and advertising and support services expenses, partially offset by the increase in fulfillment expense, as described above.

     Operating income before acquisitions related and non-recurring adjustments, on a combined basis including Chadwick's for fiscal 1996 increased to $125.4 million (9.5% of net sales) in 1997 from $106.5 million (9.1% of net sales) in 1996. As a percent of net sales, operating income increased primarily as a result of the decrease in catalog and advertising and support services expenses, partially offset by the increase in fulfillment expense, as described above.

     INTEREST EXPENSE. Interest expense, net, in fiscal 1997 increased to $25.5 million (1.9% of net sales) from $24.0 million (3.4% of net sales) for fiscal 1996. The increase is due to borrowings of $210.0 million incurred in connection with the Chadwick's Acquisition, offset by the prepayment of debt from the proceeds of the Initial Public Offering and other prepayments on the 1997 Bank Credit Facility (as defined) and lower interest rates on the term loans of the 1997 Bank Credit Facility and the term loan of the Amended 1997 Bank Credit Facility. In October 1997, the Company also increased borrowings to provide additional funding for the repurchase of 2,500,000 shares of Common Stock.

     EXTRAORDINARY CHARGE. An extraordinary charge of $6.5 million was recorded in fiscal 1997 as a result of the early retirement of the debt outstanding under the 1996 Bank Credit Facility.

     NET INCOME. After giving effect to the extraordinary charge, net income increased to $79.4 million for fiscal 1997 from $27.0 million for fiscal 1996.

FISCAL 1996 COMPARED TO FISCAL 1995

     NET SALES. Net sales for the fifty-two weeks ended February 1, 1997 increased 17.4% to $705.4 million from $601.1 million in the fifty-three weeks ended February 3, 1996. The increase in net sales is primarily due to the acquisition of Chadwick's in December 1996. Excluding sales from Chadwick's, net sales increased by 6.8% to $642.0 million for fiscal 1996 from $601.1 million in fiscal 1995 primarily due to the acquisition of the KingSize and Big & Tall catalogs, as well as increased sales from the Lerner catalog. Excluding both net sales of

$11.8 million related to Brylane's fifty-third week of fiscal 1995 as well as sales from Chadwick's, net sales increased by 8.9% to $642.0 million for fiscal 1996 from $589.3 million in fiscal 1995.

     GROSS MARGIN. Gross margin in fiscal 1996 improved to $357.1 million (50.6% of net sales) from $302.1 million (50.3% of net sales) for fiscal 1995. The gross margin for fiscal 1996 and 1995 includes the effect of non-recurring charges of $1.7 million and $0.6 million, respectively, related to the step-up of the value of inventory in connection with the Chadwick's Acquisition and the KingSize Acquisition, respectively. Excluding the non-recurring inventory charges, gross margin for fiscal 1996 improved to $358.8 million (50.8% of net sales) from $302.6 million (50.4% of net sales) for fiscal 1995. The increase in gross margin as a percent of net sales is primarily due to higher initial mark-ups resulting from improved merchandise sourcing.

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

     FULFILLMENT EXPENSE. Fulfillment expense in fiscal 1996 increased to $55.5 million (7.9% of net sales) from $37.3 million (6.2% of net sales) for fiscal 1995. As a percent of net sales, fulfillment expense was higher due to increased shipping promotions used to stimulate sales.

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

     OPERATING INCOME. Operating income before acquisitions related amortization, extraordinary charge and non-cash compensation expense in fiscal 1996 increased to $64.7 million (9.2% of net sales) from $54.2 million (9.0% of net sales) for fiscal 1995. As a percent of net sales, operating income increased as a result of the decrease in catalog and advertising expense as discussed above and an increase in gross margin, partially offset by an increase in fulfillment and support services expenses.

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

     EXTRAORDINARY CHARGE. An extraordinary charge of $2.5 million was recorded in fiscal 1996 as a result of the early retirement of a portion of the debt outstanding under the 1993 Bank Credit Facility.

     NET INCOME. After giving effect to the extraordinary charge, net income decreased to $27.0 million for fiscal 1996 from $27.9 million for fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically met its working capital needs, principally building inventory to meet increased sales, and its capital expenditure requirements through funds generated from operations. The Company's liquidity requirements have also included servicing the debt incurred to finance various acquisitions and will also include servicing the debt incurred to finance the Common Stock Repurchase.

     Cash flow provided by operating activities increased to $81.4 million in fiscal 1997, from $13.0 million in fiscal 1996. This increase was due primarily to an increase in net income, before non-cash related expenses, of $111.5 million in fiscal 1997 compared to $46.5 million in fiscal 1996. During fiscal 1997, the Company used the proceeds from its Initial Public Offering of Brylane Inc. to prepay a portion of its outstanding indebtedness by $89.3 million, and used cash from operations and the proceeds from a purchase price adjustment to further reduce its outstanding indebtedness by $103.9 million (which included prepayments of $10.0 million on the 1996 Bank Credit Facility and $92.1 million on the 1997 Bank Credit Facility and a mandatory payment of $1.8 million), as well as to effect $12.7 million in capital expenditures as discussed further below.

     The Company's capital expenditures were $12.7, $3.9 million and $7.3 million for fiscal 1997, 1996 and 1995, respectively. Of the total capital expenditures of $12.7 million made in fiscal 1997, $3.0 million was incurred for fulfillment center enhancements, $7.0 million for telemarketing systems replacement and enhancements, $1.3 million in office improvements for the San Antonio and New York locations, and $1.4 million for miscellaneous improvements.

     The Company's capital expenditures for fiscal 1998 are currently estimated to be $13.0 million, including $2.5 million for expenditures at the Taunton, Massachusetts facility, $3.5 million for management information systems, $1.2 million for expenditures related to Gramercy Home, and $4.0 million related to a new receiving system for the Indianapolis fulfillment center. The remaining $1.8 million of capital expenditures in fiscal 1998 will be spent on routine maintenance and upgrades for the Company's fulfillment centers. Brylane plans to fund its capital expenditures for fiscal 1998 using cash generated from operations and drawing on its available funds under its Revolving Credit Facility.

     In connection with the Chadwick's Acquisition, in December 1996 the Partnership entered into a $408 million credit facility (the "1996 Bank Credit Facility"). The proceeds of the 1996 Bank Credit Facility were used to fund a portion of the cash paid upon the closing of the Chadwick's Acquisition (including related fees and expenses) as well as to repay Brylane's then existing indebtedness under its 1993 Bank Credit Facility. In connection with the Initial Public Offering, and the use of the net proceeds received therefrom, the Company repaid $89.3 million in indebtedness under its 1996 Bank Credit Facility. Subsequently, the Company made an additional $10.0 million of prepayments on the 1996 Bank Credit Facility prior to April 30, 1997.

     On April 30, 1997, the Partnership entered into a credit agreement among Brylane, Morgan Guaranty Trust Company of New York, as administrative agent ("Morgan Guaranty"), Merrill Lynch Capital Corporation, as documentation agent ("Merrill Lynch Capital"), and the other lenders party thereto, and guaranteed by each of the Company's subsidiaries (the "1997 Bank Credit Facility") which consisted of (i) a $111.7 million four-year nine-month term loan (the "Tranche A Term Loan"), (ii) a $70.0 million five-year and ten-month term loan (the "Tranche B Term Loan", and collectively with the Tranche A Term Loan, the "1997 Term Loans"), and (iii) a $125.0 million four-year nine-month revolving credit facility with a $75.0 million sublimit for letters of credit. The proceeds of the 1997 Term Loans were used to repay Brylane's existing indebtedness under the 1996 Bank Credit Facility.

     The Company prepaid $62.1 million on the Tranche A Term Loan of the 1997 Bank Credit Facility during fiscal 1997. In addition, the Company made $1.8 million of scheduled payments on the 1997 Term Loans during fiscal 1997.

     To finance the Common Stock Repurchase, in October 1997 the Company entered into the Amended 1997 Bank Credit Facility. The Amended 1997 Bank Credit Facility is comprised of (i) a $175.0 million five-year amortizing Term Loan (the "Term Loan"), and (ii) a $200.0 million (subject to a borrowing base limit) five-year revolving credit facility (the "Revolving Credit Facility") with a $75.0 million sublimit for letters of credit and a $15.0 million "Swingline Facility" (borrowings under which, while outstanding, would reduce availability under the Revolving Credit Facility). The proceeds of the Term Loan provided a portion of the funds necessary to effect the Common Stock Repurchase, as well as to repay Brylane's existing indebtedness under its 1997 Bank Credit Facility.

     The Revolving Credit Facility can be used for general corporate purposes, including working capital needs, letters of credit and permitted acquisitions, and was also available to provide a portion of the funds necessary to effect the Common Stock Repurchase.

     The Term Loan requires scheduled quarterly principal payments over its term. In addition, Brylane is obligated to make certain mandatory prepayments of the Term Loan and the Revolving Credit Facility under certain circumstances. Borrowings under the Term Loan and Revolving Credit Facility bear interest at one of two rates selected by the Partnership: (i) a margin over the higher of
(A) the Prime Rate and (B) the federal funds rate plus 0.5% or (ii) a margin over LIBOR (as defined) for specified interest periods. The margin for each rate varies based on the ratio of the Partnership's net debt to operating cash flow ratio. Borrowings under the Revolving Credit Facility and the Term Loan currently bear interest at LIBOR plus 1.25%. The Term Loan begins amortizing on May 1, 1998 and scheduled principal payments on the Term Loan of the Amended 1997 Bank Credit Facility will aggregate approximately $10.0 million in fiscal 1998 and $20.0 million in fiscal 1999.

     The Amended 1997 Bank Credit Facility contains financial and operating covenants including, among other provisions, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, restrictions on the ability to incur indebtedness, and limitations on the amount of the Company's capital expenditures and common stock dividends.

     As of January 31, 1998, Brylane had $49.0 million of borrowings under the Revolving Credit Facility and, after giving effect to the issuance of letters of credit for $49.1 million which the Company intends to pay through funds generated from operations, had additional capacity under the Revolving Credit Facility of approximately $101.9 million.

     In connection with the Brylane Acquisition, the Partnership issued
$125.0 million aggregate principal amount of its Senior Subordinated Notes.
The Senior Subordinated Notes bear interest at 10% per annum, payable semi-annually, and mature in 2003. The Amended 1997 Bank Credit Facility and the Indenture contain covenants (the "Covenants") that, among other things, restrict the Partnership's ability to incur debt, make distributions, incur liens, make capital expenditures and make investments or acquisitions. Brylane's capital expenditures in fiscal 1997 were in compliance with the Covenants. See "--Certain Tax Matters".

     In connection with the Chadwick's Acquisition, Brylane entered into an Accounts Receivables Purchase Agreement dated as of December 9, 1996 with Alliance Data Systems Corporation ("ADS") (as amended on January 27, 1997, the "Receivables Purchase Agreement") pursuant to which ADS has agreed to purchase from the Company eligible customer accounts receivable generated through Chadwick's deferred billing programs. ADS' commitment to purchase receivables is limited to $100.0 million outstanding at any time. ADS' obligation to purchase additional deferred billing receivables renews as it collects amounts sufficient to bring outstanding receivables amounts below this $100 million limitation.

     ADS purchases the receivables on a limited recourse basis at a discount from face value. The Company pays transaction costs including a fee of $0.03 per purchased account, and carrying costs equal to, at the Company's election, LIBOR plus 95 basis points or the lesser of (a) a defined prime rate plus 15 basis points and (b) the federal funds rate plus 110 basis points. The receivables purchase facility has a three-year term and is subject to early termination upon occurrence of certain events, including chargebacks and customer default ratios above specified levels or an uncured default by the Partnership under its Amended 1997 Bank Credit Facility.

     Based on current and projected operating results and giving effect to its total indebtedness discussed above, the Partnership believes that cash flow from operations and availability under its Revolving Credit Facility will provide adequate funds for ongoing operations, debt service on its indebtedness (including scheduled prepayments under the Amended 1997 Bank Credit Facility), and planned capital expenditures for the foreseeable future.

SEASONALITY

     The Company has two annual six-month selling seasons, Spring/Summer and Fall/Winter. The Company is not dependent on the year-end holiday season for a disproportionate share of its business. The Company's sales and operating results are more influenced throughout the year by the timing of the mailings of its catalogs and by its merchandising strategies than by seasonal fluctuations. Because the Company offers different products in each season, trends that are manifested in one selling season may not be carried over into the next season.

INFLATION AND FOREIGN CURRENCY EXPOSURE

     The results of operations for the periods discussed have not been significantly affected by inflation. Foreign purchase orders are all denominated in U.S. dollars and, therefore, foreign currency fluctuations are not material to the Company's operating results.

COMPUTERIZED OPERATIONS AND THE YEAR 2000

     During recent years, there has been significant global awareness raised regarding the potential disruption to business operations worldwide resulting from the inability of current technology to process properly the change from the year 1999 to 2000. The Company has evaluated the significance of the change from the year 1999 to the year 2000 on its existing computer systems and has taken steps designed to ensure that its computer systems will not be adversely affected thereby. The financial impact of such steps is not anticipated to be material. In addition, the Company's systems rely in part on computer-based systems of other companies. As a result, if any such company failed to become Year 2000 compliant, the Company could be adversely affected.

CERTAIN TAX MATTERS

     DEPRECIATION AND AMORTIZATION. Prior to the PPR Stock Purchase, FS&Co. and The Limited treated the Brylane Acquisition for federal income tax purposes as a purchase by the Partnership of a proportionate part of the assets of Brylane (approximately 57% of each asset) and as a contribution by certain affiliates of The Limited of the remaining portion of such assets. See "Item 1. Business-- History and Background". FS&Co. and The Limited have allocated a substantial portion of the purchase price paid for the purchased portion of the assets to intangible assets which are being amortized for federal income tax purposes over a 15-year period.

     TAX DISTRIBUTION. To the extent that the partners of the Partnership recognize taxable income resulting from the allocation of income of the Partnership pursuant to the Partnership Agreement, such partners receive distributions to cover their federal and state tax liabilities attributable thereto. Brylane, L.P. will continue to make tax distributions to its general partner, VGP Corporation, a Delaware corporation ("VGP"), and to its limited partner, VLP Corporation, a Delaware corporation ("VLP"), both of which are wholly-owned subsidiaries of VP Holding Corporation, a Delaware corporation and wholly-owned subsidiary of the Company ("VP Holding").

     The Company is under audit by the Indiana Department of Revenue ("IDR") and anticipates an assessment will be issued. Based on discussions with the IDR, the Company currently projects that the assessment, adjusted for the federal tax benefit, will aggregate approximately $2.3 million including interest. The Company intends to vigorously contest this assessment, and believes it has made adequate provision such that final settlement of its Indiana tax liability for the years under audit will not have a material adverse effect on its consolidated financial statements.

ADOPTION OF ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 31, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). The Company intends to adopt this standard and include the required disclosures in the financial statements prepared for its fiscal year ending January 30, 1999.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to stockholders. The Company intends to adopt this standard and include the required disclosures in the financial statements prepared for its fiscal year ending January 30, 1999.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 changes disclosure requirements under previous accounting standards. SFAS No. 132 standardizes disclosure requirements for pensions and other postretirement benefits and requires additional information be disclosed for other changes in plans and increased disclosures for certain plans. The Company intends to adopt this standard and include the required disclosures in the financial statements prepared for its fiscal year ending January 30, 1999.

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-1, "Accounting For The Costs Of Computer Software Developed Or Obtained For Internal Use", which is effective for fiscal years beginning after December 15, 1998. SOP No. 98-1 establishes guidelines for accounting for costs associated with internally developed or obtained software. The Company is currently expensing all internally developed software costs. The impact of SOP 98-1, if any, has not been determined.

                                 BRYLANE, L.P.
                           QUARTERLY DATA (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                  ------------------------------------------------------------
                                                  MAY 3, 1997    AUG. 2, 1997    NOV. 1, 1997    JAN. 31, 1998     FULL YEAR
                                                  ------------  --------------  --------------  --------------   --------------
1997
----
Net sales......................................    $  328,801    $    274,656    $    365,454    $     345,928    $  1,314,839
Gross margin...................................       159,754         130,417         179,918          167,111         637,200
Income before extraordinary charge.............        16,047          16,842          26,714           26,359          85,962
Net income.....................................         9,523          16,842          26,714           26,359          79,438

                                                                         THREE MONTHS ENDED
                                                  ------------------------------------------------------------
                                                  MAY 4, 1996    AUG. 3, 1996    NOV. 2, 1996    FEB. 1, 1997      FULL YEAR
                                                  ------------  --------------  --------------  --------------   --------------
1996
----
Net sales......................................    $  150,680    $    157,945    $    158,384    $     238,344    $    705,353
Gross margin...................................        78,018          80,709          82,574          115,823         357,124
Income before extraordinary charge.............         4,688          11,304           7,313            6,103          29,408
Net income.....................................         4,688          11,304           7,313            3,647          26,952

     The first quarter of 1997 includes an extraordinary charge of $6.5 million related to the write off of deferred financing fees in connection with the repayment of the 1993 Bank Credit Facility. The estimate of related taxes was revised during the fourth quarter of 1997.

     The fourth quarter of 1996 includes an extraordinary charge of $2.5 million related to the write off of deferred financing fees in connection with the repayment of the 1996 Bank Credit Facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Index included at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following individuals are the current executive officers of the Company or its subsidiaries (including B.L. Management which provides management services to Brylane) and the current members of the Board of Representatives of Brylane (the "Board"):

           NAME              AGE                         POSITION
           ----              ---                         --------
Peter J. Canzone..........    68   Chief Executive Officer, Chairman of the Board and
                                   Member of the Board
Sheila R. Garelik.........    53   President-Brylane
Robert A. Pulciani........    57   Executive Vice President, Chief Financial Officer
                                   and Secretary
Richard L. Bennett........    66   Senior Vice President-Human Resources
William G. Brosius........    61   Senior Vice President-Operations/Customer Service
Bruce G. Clark............    53   Senior Vice President-Telemarketing
Kevin Doyle...............    44   Vice President/General Manager-Roaman's
Kevin McGrain.............    43   Vice President/General Manager-Sears Business
Carol Meyrowitz...........    44   Executive Vice President-Chadwick's Merchandising
Loida Noriega-Wilson......    42   Vice President/General Manager-Lerner
Dhananjaya K. Rao.........    49   President and Chief Executive Officer-Chadwick's
Jules Silbert.............    70   Senior Vice President-Marketing/New Business
                                   Development
Arlene Silverman..........    48   Senior Vice President/General Manager-Lane Bryant
William C. Johnson........    58   Member of the Board
Peter M. Starrett.........    50   Member of the Board


  Executive officers of the Company are elected by and serve at the discretion of the Board. No arrangement exists between any executive officer and any other person or persons pursuant to which any executive officer was or is to be selected as an executive officer, other than as provided in certain executive officers' employment agreements. See "--Employment Agreements". The Governance Agreement which provides that prior to April 3, 1999, Messrs. Canzone, Pulciani, Rao and Silbert and Mmes. Garelik and Meyrowitz cannot be terminated other than for cause without the approval of two-thirds of the directors of Brylane Inc. then in office. None of the executive officers has any family relationship to any member of the Board or to any other executive officer of the Company.

  Mr. Canzone became a member of the Board and President and Chief Executive Officer of Brylane Inc. at the time of Brylane Inc.'s formation and was elected Chairman of the Board in June 1995. In addition Mr. Canzone has been Chief Executive Officer of Brylane and its predecessor since 1978 and also served as President of Brylane and its predecessor from 1978 until July 1996.

  Ms. Garelik has been President of Brylane since July 1996. Ms. Garelik served as Executive Vice President/President-Lane Bryant from August 1993 until July 1996, and served as Executive Vice President/General Manager of Roaman's from 1989 until August 1993.

  Mr. Pulciani has been Executive Vice President, Chief Financial Officer and Secretary of Brylane and its predecessor since May 1993. Mr. Pulciani became the Treasurer of Brylane in connection with the Company's formation. Mr. Pulciani joined Brylane in 1988, and served as Senior Vice President and Chief Financial Officer from May 1988 to May 1993.

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

  Ms. Meyrowitz has been Executive Vice President-Merchandising of the Company's Chadwick's business since the Partnership acquired the Chadwick's of Boston catalog division of The TJX Companies, Inc. ("TJX") in December 1996 (the "Chadwick's Acquisition"). From May 1996 to December 1996, Ms. Meyrowitz served as Executive Vice President-Merchandising of Chadwick's, Inc. From March 1991 to May 1996, Ms. Meyrowitz served as Senior Vice President and General Merchandise Manager of Chadwick's, Inc. Previously, Ms. Meyrowitz was General Merchandise Manager at Chadwick's from March 1990 to March 1991, and Vice President and Senior Merchandise Manager from January 1989 to March 1990.

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

  Mr. Silbert has been Senior Vice President-Marketing/New Business Development of Brylane since July 1995. From December 1993 to July 1995, Mr. Silbert served as Vice President-New Business Development of Brylane. From April 1982 prior to joining Brylane, Mr. Silbert was President of The Silbert Group, Inc., an independent management consulting firm.

  Ms. Silverman has been Senior Vice President/General Manager-Lane Bryant since August 1996 and previously served as Senior Vice President/General Manager-Roaman's from August 1993 to August 1996. Ms. Silverman joined Brylane in 1973, and served in various merchandise capacities from May 1989 to May 1991, and then served as Vice President of Roaman's from May 1991 to August 1993.

  Mr. Johnson became a member of the Board in connection with the Company's formation and served as Vice Chairman of the Board from June 1995 to April 1998. From March 1990 until December 1994, Mr. Johnson served as Chief Executive Officer of Grolier Incorporated, a publishing and printing company. Prior to joining Grolier Incorporated, from 1982 to 1989, Mr. Johnson served as Chairman of the Board and Chief Executive Officer of Fingerhut Corporation, a retail catalog company.

  Mr. Starrett became a member of the Board in May 1997. Mr. Starrett is President of Warner Bros. Studio Stores Worldwide and has been employed by Warner Bros. since May 1990. Mr. Starrett is also a director of Petco Animal Supplies, Inc. and Guitar Center, Inc.

  In connection with the PPR Stock Purchase, Messrs. Mark J. Doran, John M. Roth, Ronald P. Spogli, Samuel P. Fried and William K. Gerber resigned as members of the Board.

ITEM 11.  EXECUTIVE COMPENSATION

  The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and the other four most highly compensated executive officers (the "Named Executive Officers") for their services to the Partnership for (i) the 1997 fiscal year, (ii) the 1996 fiscal year, and (iii) the 1995 fiscal year.

                           SUMMARY COMPENSATION TABLE


                                                                                         LONG TERM
                                                                                        COMPENSATION
                                                                                        ------------
                                                              ANNUAL COMPENSATION        OPTIONS TO      ALL OTHER
                                                         ----------------------------     PURCHASE        COMPENS-
      NAME AND PRINCIPAL POSITION            PERIOD       SALARY(1)      BONUS(1)(2)    COMMON STOCK      ATION(4)
-------------------------------------     -----------    -----------    -------------   ------------   ---------------
Peter J. Canzone.....................     Fiscal 1997    $577,917        $326,332         25,000(5)        $135,849
 Chief Executive Officer and              Fiscal 1996     552,750         421,464         24,000(6)         118,358
 Chairman of the Board                                                                   250,000(7)
                                          Fiscal 1995     520,500         196,602         20,000(6)         106,393

Sheila R. Garelik....................     Fiscal 1997     400,583         208,783         17,000(5)          83,336
 President of Brylane                     Fiscal 1996     364,542         244,484         18,000(6)          69,009
                                                                                          43,750(7)
                                          Fiscal 1995     318,500         155,043         10,000(6)          65,125

Robert A. Pulciani...................     Fiscal 1997     312,750         163,598         15,000(5)          64,841
 Executive Vice President, Chief          Fiscal 1996     286,583         185,059         12,000(6)          55,166
 Financial Officer, Secretary and                                                         36,459(7)
 Treasurer                                Fiscal 1995     266,750          85,383          6,000(6)          52,767

 Dhananjaya K. Rao...................     Fiscal 1997     375,637         435,000         17,000(5)         127,549
  President and Chief Executive           Fiscal 1996      51,327(8)          --          25,000(6)           5,515
  Officer--Chadwick's                                                                      8,302(9)

Carol Meyrowitz......................     Fiscal 1997     345,659         410,000         15,000(5)         121,623
 Executive Vice President--               Fiscal 1996      49,063(8)          --          25,000(6)           5,451
 Chadwick's Merchandising                                                                  6,397(9)

__________________
(1) Included in the aggregate of salary and bonus is an amount of compensation that was deferred at the election of each Named Executive Officer. For fiscal 1997, Messrs. Canzone, Pulciani and Rao and Mmes. Garelik and Meyrowitz elected to defer $90,425, $119,087, $22,411, $152,342 and $22,990, respectively, of their aggregate salary and bonus for such period. For fiscal 1996, Messrs. Canzone and Pulciani and Ms. Garelik, elected to defer $97,421, $115,581, and $152,256, respectively, of their aggregate salary and bonus for such period. For fiscal 1995, Messrs. Canzone and Pulciani and Ms. Garelik, elected to defer $71,710, $46,818 and $111,911, respectively, of their aggregate salary and bonus for such period.
(2) For Messrs. Canzone and Pulciani and Ms. Garelik, bonuses were earned during the six-month seasons ended July 29, 1995, February 3, 1996, August 3, 1996, February 1, 1997, August 1, 1997 and January 31, 1998, but were not paid until August 1995, February 1996, August 1996, February 1997, August 1997 and February 1998, respectively. See "--Performance Bonus Program" for a discussion of Brylane's bonus program in which such individuals are entitled to participate. For Mr. Rao and Ms. Meyrowitz, bonuses were earned during the year ended January 31, 1998, but were not paid until March 1998. See "--Chadwick's Management Incentive Plan" and "--Chadwick's Long Range Management Incentive Plan" for a discussion of the bonus program in which such individuals are entitled to participate.

(3) For each of the periods set forth in the table above, no Named Executive Officer received aggregate Other Annual Compensation in excess of the lesser of $50,000 or 10% of the total of such officer's salary and bonus, nor did any such Named Executive Officer receive any restricted stock award, stock appreciation right or payment under any long-term incentive plan. Pursuant to an exchange transaction that occurred in February 1997 in connection with the Company's initial public offering in which the Company acquired, directly, and indirectly through the acquisition of wholly-owned subsidiaries, a 100% ownership interest in the Partnership in exchange for shares of Brylane Inc.'s Common Stock (the "Incorporation Plan"), an option to purchase one share of Common Stock was issued in substitution for each outstanding option to purchase one partnership unit granted in fiscal 1995, fiscal 1996 or fiscal 1997 under either of the 1995 Partnership Unit Option Plan or the 1993 Performance Partnership Unit Option Plan. See "--Option Plans".
(4) In fiscal 1997, fiscal 1996 and fiscal 1995, the amounts shown for Messrs. Canzone and Pulciani and for Ms. Garelik consist of approximately $5,000, $5,000 and $5,000, respectively, under a supplemental medical benefits plan. In fiscal 1997 and fiscal 1996, the amounts in each year shown for Mr. Rao and Ms. Meyrowitz consist of $26,494 and $4,076, respectively, for a car allowance. The balance of such amounts for all such individuals consist of deferred compensation in the form of a matching contribution by the Partnership under the Deferred Compensation Plan, a cash contribution by the Partnership under the Retirement Plan, and a contribution by the Partnership under the Supplemental Retirement Plan, where applicable. See "--Deferred Compensation Plan" and "--Retirement Plans". In 1997, Messrs. Canzone, Pulciani and Rao and Mmes. Garelik and Meyrowitz earned (i) $54,255, $28,581, $48,142, $36,562 and $45,427, respectively, under the Deferred
    Compensation Plan; (ii) $10,838, $10,838, $10,838, 10,838, and $10,838,
    respectively, under the Retirement Plan (which will not be paid until April
    1998); and (iii) $65,756, $20,422, $42,075, $30,936, and $38,864,
    respectively, under the Supplemental Retirement Plan. In 1996, Messrs. Canzone, Pulciani and Rao, and Mmes. Garelik and Meyrowitz, earned (i) $58,453, $28,299, $785, $36,542 and $750, respectively, under the Deferred
    Compensation Plan; (ii) $10,119, $10,119, $654, $10,119 and $625,
    respectively, under the Retirement Plan (which was not paid until April
    1997); and (iii) $44,786, $11,748 and $17,348, respectively, under the
    Supplemental Retirement Plan. In 1995, Messrs. Canzone and Pulciani and Ms. Garelik, earned (i) $43,026, $21,128 and $28,413, respectively, under the Deferred Compensation Plan; (ii) $10,164, $10,164 and $10,164, respectively, under the Retirement Plan (which was not paid until May 1996); and (iii) $48,203, $16,475 and $21,548, respectively, under the Supplemental Retirement Plan.
(5) These options were granted to the Named Executive Officers in 1997 pursuant to Brylane Inc.'s 1996 Stock Option Plan.
(6) These options were granted to the Named Executive Officers in 1995 and 1996 pursuant to the Partnership's 1995 Partnership Unit Option Plan.
(7) These options were granted to certain of the Named Executive Officers in 1993 pursuant to the Partnership's 1993 Performance Partnership Unit Option Plan.
(8) Reflects amounts earned as salary during such fiscal year by each of Mr. Rao and Ms. Meyrowitz, respectively, since December 9, 1996, their date of hire by the Partnership in connection with the Chadwick's Acquisition.
(9) These options were granted pursuant to the Partnership's 1995 Partnership Unit Option Plan in connection with the Chadwick's Acquisition in exchange for certain of such individuals' options to purchase TJX Common Stock.

EMPLOYMENT AGREEMENTS

     B.L. Management has entered into employment agreements with each of Peter
J. Canzone, Robert A. Pulciani, Jules Silbert, Kevin McGrain, Kevin Doyle, Sheila Garelik, Loida D. Noriega-Wilson and Arlene Silverman, which agreements commenced on April 1, 1998. These agreements provide for annual salaries for each of these individuals which currently are $605,000, $340,000, $320,000, $195,000, $205,000, $420,000, $235,000 and $255,000, respectively. In addition, the Partnership has entered into comparable employment agreements with each of Richard Bennett, William Brosius, Daniel L. Carr, Bruce Clark, Robert Evans, Lawrence Kinney and Henry Wren which provide for annual salaries which currently are $230,000, $230,000, $176,000, $225,000, $176,000, $230,000 and $138,000,
respectively. Each of the employment agreements entered into by B.L. Management and the Partnership will expire on or about March 31, 2001, but will be automatically renewed for one-year terms thereafter, unless notice is given as specified in such employment agreements. In the event that the employment of any of these individuals is terminated without "cause" or the individual resigns for "good reason" (as such terms are defined in the employment agreements), Brylane will be required to pay such individual's base salary (reduced by any salary earned from other sources) for the greater of (i) the remainder of the term of the applicable employment agreement or (ii) one year. The employment agreements also provide for (i) the payment of one year's salary upon termination of employment by reason of death or disability (less any amounts paid to such individuals under any disability plans), and (ii) with respect to the termination of any of these individuals other than for "cause", the payment of a pro rata portion of any bonuses or incentive compensation payable with respect to any period commencing prior to the date of such individual's termination. In addition, the employment agreements provide that each executive will not compete with Brylane for a period of twelve months after termination (subject to certain exceptions), unless the executive terminates his or her employment for "good reason".

     The Partnership has entered into employment agreements with each of Mr. Rao and Ms. Meyrowitz, which agreements commenced on April 1, 1998 and will expire on or about March 31, 2001. These agreements provide for annual salaries of $400,000 for Mr. Rao and $370,000 for Ms. Meyrowitz and for participation in Chadwick's performance bonus programs. In the event the employment of either of these individuals is terminated without "cause" or if the individual resigns for "good reason" (as such terms are defined in the employment agreements) the Partnership will be required to pay such individual's base salary (reduced by compensation from other employment after the first 12 months of the period) for the longer of (i) one year or (ii) the remainder of the term of the applicable employment agreement, continue certain benefits, and make prorated bonus payments. The Rao and Meyrowitz employment agreements also provide for the payment of an amount equal to two times such individual's annual base salary, along with certain additional benefits, in the event such individual's employment terminates under certain circumstances for the two year period following a "change of control" (as defined). Upon a change of control, whether or not an individual's employment terminates, the agreements provide for the immediate, lump sum payment of certain bonus amounts. In addition, these employment agreements provide that, subject to certain exceptions, such executives will not compete with the Partnership for a period of 12 months after termination of employment by the Partnership under certain circumstances.

STOCK SUBSCRIPTION PLANS

     In connection with the Incorporation Plan, Brylane Inc. adopted the Brylane Inc. 1996 Stock Subscription Plan (the "Brylane Subscription Plan"), which in part acts as a successor to a stock subscription plan (as amended, the "Subscription Plan") adopted by VP Holding in connection with the Brylane Acquisition. Participants in the Brylane Subscription Plan are all of the members of management of Brylane other than the Named Executive Officers, Messrs. Johnson, Bennett and Brosius, and Ms. Noriega-Wilson. In addition, Brylane Inc. has adopted the Brylane Inc. 1996 Senior Management Stock Subscription Plan (the "Senior Management Plan", and collectively with the Brylane Subscription Plan, the "Stock Subscription Plans"), which in part acts as a successor to the Subscription Plan with respect to the shares of VP Holding purchased by the Named Executive Officers, Messrs. Johnson, Bennett and Brosius, and Ms. Noriega-Wilson (collectively, the "Senior Management Investors"). The Company has reserved 653,000 shares of Common Stock for issuance under the Stock Subscription Plans collectively, of which 145,000 shares remain available for issuance.

     Pursuant to the Stock Subscription Plans, the following individuals purchased the number of shares of Brylane Inc. Common Stock set forth after their names at a purchase price of $10.00 per share: Mr. Canzone, 100,000; Ms. Garelik, 40,000; Mr. Pulciani, 25,000; Mr. Doyle, 5,000; Mr. Johnson, 30,000;
Mr. McGrain, 15,000; Mr. Silbert, 20,000; Ms. Silverman, 15,000; Mr. Bennett, 22,500; Mr. Brosius, 22,500; and Mr. Clark, 25,000. For these individuals, $500,000, $200,000, $125,000, $50,000, $0, $150,000, $100,000, $75,000,
$112,500, $112,500 and $125,000 of their purchase price, respectively, was financed through the delivery of promissory notes on the terms described below. Pursuant to the Stock Subscription Plans, Ms. Noriega-Wilson purchased 15,000 shares of Common Stock at a purchase price of $15.00 per share, for which $112,500 of the purchase price was financed through the delivery of a promissory note on the terms described below. Participants who chose not to pay the entire purchase price of their subscription in cash could elect to pay up to 50% of such purchase price through the delivery of a five-year, full recourse promissory note, bearing interest at the rate of interest designated by Morgan Guaranty as the prime rate at the time of purchase (which at the time the Partnership acquired the Lane Bryant, Roaman's and Lerner catalog business formerly owned and operated by The Limited (the "Brylane Acquisition") was approximately 6%). In a few instances, the portion of the purchase price paid by promissory note was greater than 50% of the total purchase price. Accrued interest on the promissory notes is payable quarterly, and the principal balance of, including all accrued and unpaid interest on, the promissory notes is payable in full at maturity. The shares of Common Stock purchased by such individuals who partially financed their purchases in this manner have been pledged to the Company in order to secure repayment of the notes. As of April 3, 1998, of the aggregate purchase price of approximately $5.2 million paid for the shares of Brylane Inc. Common Stock purchased by such individuals (net of repurchases), promissory notes in the aggregate amount of approximately $40,000 remained outstanding.

OPTION PLANS

     Brylane 1996 Performance Option Plan

     In connection with the Incorporation Plan, Brylane Inc. adopted the Brylane Inc. 1996 Performance Stock Option Plan (the "Brylane 1996 Performance Option Plan"), which acts as the successor to the Partnership's 1993 Performance Partnership Unit Option Plan (as amended, the "1993 Option Plan") which was adopted in connection with the Brylane Acquisition. An aggregate of 779,584 shares of Common Stock have been reserved for issuance under the Brylane 1996 Performance Option Plan. As amended, all options granted under the Brylane 1996 Performance Option Plan terminate 10 years from the date of grant of the options under the 1993 Option Plan, if not sooner due to termination of employment.

     Messrs. Canzone, Pulciani, Doyle, Johnson, McGrain, Silbert, Bennett, Brosius and Clark, and Mmes. Garelik, Silverman and Noriega-Wilson have been granted the right to purchase 250,000, 36,459, 3,750, 20,000, 11,250, 20,000,
31,250, 31,250, 34,375, 43,750, 11,250 and 15,000 shares of Brylane Inc. Common
Stock, respectively, at a price of $15.00 per share.

     As of April 3, 1998, options for the purchase of 65,725 shares of Common Stock at a purchase price of $15.00 per share were outstanding and exercisable under the Brylane 1996 Performance Option Plan, and options for the purchase of 160,000 shares remained available for issuance. As of April 3, 1998, options to purchase an aggregate of 553,859 shares of Brylane Inc. Common Stock had been exercised under the Brylane 1996 Performance Option Plan.

     Brylane 1996 Option Plan

     In connection with the Incorporation Plan, Brylane Inc. adopted the Brylane Inc. 1996 Stock Option Plan (the "Brylane 1996 Option Plan"), which acts as the successor to the Partnership's 1995 Partnership Unit Option Plan (as amended, the "1995 Option Plan") which was adopted in connection with the Brylane Acquisition. As amended, an aggregate of 1,700,000 shares of Brylane Inc. Common Stock have been reserved for issuance under the Brylane 1996 Option Plan. Other than as described below, all options become exercisable in three equal annual installments on the first, second and third anniversaries of the date of original grant (including, if relevant, the date of grant of the options under the 1995 Option Plan). As amended, all options granted under the Brylane 1996 Option Plan terminate seven to ten years from the date of original grant (including, if relevant, the date of grant of the options under the 1995 Option
Plan), if not sooner due to termination of employment.

     Messrs. Canzone, Johnson, Pulciani, Silbert, Doyle, McGrain, Bennett, Brosius and Clark, Mmes. Garelik, Noriega-Wilson and Silverman have been granted the right to purchase 20,000, 25,000, 6,000, 6,000, 1,000, 3,000, 5,000, 5,000,
5,500, 10,000, 4,000 and 4,000 shares of Brylane Inc. Common Stock, respectively, at a price of $15.00 per share and a term of seven years. Messrs. Canzone, Pulciani, Silbert, Doyle, McGrain, Bennett, Brosius and Clark, and Mmes. Garelik, Noriega-Wilson and Silverman have been granted the right to purchase 24,000, 12,000, 6,000, 2,000, 4,000, 6,000, 6,000, 5,000, 18,000, 6,000
and 6,000 shares of Brylane Inc. Common Stock, respectively, at a price of $19.00 per share and a term of seven years. Messrs. Canzone, Pulciani, Silbert, Doyle, McGrain, Bennett, Brosius, Clark, Johnson and Rao, and Mmes. Garelik, Noriega-Wilson, Silverman and Meyrowitz have been granted the right to purchase 25,000, 15,000, 3,000, 3,000, 3,000, 3,000, 5,000, 2,500, 10,000, 17,000,
17,000, 5,000, 6,000 and 15,000 shares of Brylane Inc. Common Stock, respectively, at a price of $36.00 per share and a term of seven years. Messrs. Canzone, Pulciani, Silbert, Doyle, McGrain, Bennett, Brosius, Clark and Rao, and Mmes. Garelik, Meyrowitz, Noriega-Wilson and Silverman have been granted the right to purchase 25,000, 18,000, 7,000, 4,000, 3,000, 5,000, 5,000, 3,500,
20,000, 20,000, 18,000, 5,000 and 5,000, respectively, at a price of $54.75 per share and a term of seven years. Mr. Silbert has been granted the right to purchase 5,000 shares of Brylane Inc. Common Stock at a price of $41.00 per share and a term of seven years. In addition, Mr. Rao and Ms. Meyrowitz have each been granted the right to purchase 25,000 shares of Brylane Inc. Common Stock at a price of $20.00 per share, which options expire on December 9, 2006. In addition, in connection with the Chadwick's Acquisition, Mr. Rao and Ms. Meyrowitz were granted options to purchase 2,269 and 1,861 shares of Brylane Inc. Common Stock, respectively, at a price of $9.92 per share, in exchange for certain of their options to purchase TJX common stock. Such options vest in full on September 20, 1997 and expire on September 20, 2004. Finally, also in connection with the Chadwick's Acquisition, Mr. Rao and Ms. Meyrowitz were granted options to purchase 6,033 and 4,536 shares of Brylane Inc. Common Stock, respectively, at a price of $5.67 per unit, in exchange for certain of their options to purchase TJX common stock. Such options vest in equal 50% increments on September 6, 1997 and September 6, 1998, and expire on September 6, 2005. On May 22, 1997, Mr. Starrett was granted an option to purchase 2,000 shares of Brylane Inc. Common Stock, at a price of $29.875 per share and a term of seven years, as well as an additional option to purchase 3,347 shares of Brylane Inc. Common Stock, at a price of $25.40 per share, which option vests in full on May 22, 1998 and expires on May 22, 2004. On March 31, 1998, Messrs. Johnson and Starrett were, and on April 3, 1998, Ms. Campbell was granted options to purchase 3,000 shares of Brylane Inc. Common Stock, at a price of $54.75 per share and a term of seven years.

     As of April 3, 1998, options for the purchase of 84,759 shares of Brylane Inc. Common Stock at a purchase price of $15.00 per share, options for the purchase of 123,575 shares of Brylane Inc. Common Stock at a purchase price of $19.00 per share, options for the purchase of 81,684 shares of Brylane Inc. Common Stock at a purchase price of $20.00 per share, options for the purchase of 2,000 shares of Brylane Inc. Common Stock at a purchase price of $29.875 per share, options for the purchase of 3,347 shares of Brylane Inc. Common Stock at a purchase price of $25.40 per share, options for the purchase of 5,000 shares of Brylane Inc. Common Stock at a purchase price of $41.00 per share, substitute options (issued in connection with the Chadwick's Acquisition) for the purchase of 952 shares of Brylane Inc. Common Stock at a purchase price of $9.92 per share, options for the purchase of 253,250 shares of Brylane Inc. Common Stock at a purchase price of $36.00 per share, substitute options (issued in connection with the Chadwick's Acquisition) for the purchase of 23,002 shares of Brylane Inc. Common Stock at a purchase price of $5.67 per share, options to purchase 280,300 shares of Brylane Inc. Common Stock at a purchase price of $54.75 per share, were outstanding under the Brylane 1996 Option Plan, and options for the purchase of 720,731 shares remained available for issuance.

     As of April 3, 1998, options to purchase an aggregate of 121,400 shares of Brylane Inc. Common Stock had been exercised under the Brylane 1996 Option Plan.

     The following table sets forth information concerning options granted to the Named Executive Officers of Brylane Inc. during fiscal 1997.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                              POTENTIAL REALIZABLE VALUE
                                      INDIVIDUAL GRANTS                        AT ASSUMED ANNUAL RATES
                      -------------------------------------------------------       OF STOCK PRICE
                                    % OF TOTAL                                  APPRECIATION FOR OPTION
                       NUMBER OF      OPTIONS                                          TERM (3)
                       SECURITIES    GRANTED TO                               -------------------------
                       UNDERLYING    EMPLOYEES      EXERCISE OR
                         OPTIONS     IN FISCAL       BASE PRICE   EXPIRATION
    NAME                GRANTED       YEAR          ($/SH)(1)      DATE(2)         5%($)        10%($)
--------------------- ------------  -------------   -----------  ------------ -------------  ----------
Peter J. Canzone.....     25,000          9.31         36.00        7/24/04      366,300       854,100
Sheila R. Garelik....     17,000          6.33         36.00        7/24/04      249,084       580,788
Robert A. Pulciani...     15,000          5.59         36.00        7/24/04      219,780       512,460
Dhananjaya K. Rao....     17,000          6.33         36.00        7/24/04      249,084       580,788
Carol Meyrowitz......     15,000          5.59         36.00        7/24/04      219,780       512,460

_____________________
(1) The exercise price per share of these options was equal to the fair market value of Brylane Inc. Common Stock on July 24, 1997, the date of grant.

(2) These options were granted under the Brylane 1996 Option Plan and will terminate seven years from the date of grant (if not sooner due to termination of employment). These options become exercisable in three equal installments on the first, second and third anniversaries of the date of grant. See "--Option Plans".
(3) The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

     The following table sets forth information concerning the number and value of securities underlying unexercised options held by each of the Named Executive Officers as of January 31, 1998.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                     YEAR AND FISCAL YEAR-END OPTION VALUES




                                                            NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED IN-
                                                           OPTIONS AT JANUARY 31,       THE-MONEY OPTIONS AT
                                              VALUE             1998(#)(1)             JANUARY 31, 1998($)(2)
                        SHARES ACQUIRED     REALIZED   ---------------------------   ---------------------------
        NAME            ON EXERCISE (#)        ($)      EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
---------------------  ------------------  ----------  ---------------------------   ---------------------------

Peter J. Canzone.....           --             --            271,333/47,667            9,396,822/1,067,428
Sheila R. Garelik....           --             --             56,416/32,334            1,936,456/718,607
Robert A. Pulciani...        8,000          246,125           36,459/25,000            1,266,950/521,750
Dhananjaya K. Rao....       13,618          502,718                0/36,684                    0/862,583
Carol Meyrowitz......       12,462          450,822                0/33,935                    0/802,067

_____________________
(1) Represent options granted under the Brylane 1996 Performance Option Plan and the Brylane 1996 Option Plan.
(2) These values are calculated using the last reported sale price of Brylane Inc. Common Stock on the NYSE on January 30, 1998 of $49.75 per share, less the exercise price of the options.

RETIREMENT PLANS

     All of the Company's nonunion employees over 21 years of age are eligible to participate in the Brylane, L.P. Savings and Retirement Plan (the "Retirement Plan") after one year of employment. The Retirement Plan allows eligible employees to make pre-tax contributions up to the lesser of $9,500 or 10% of their compensation. All amounts contributed by employees are immediately fully vested. The Company matches 100% of employee contributions to the Retirement Plan up to a maximum employer contribution of 3% of the employee's compensation. In addition, the Company makes additional contributions to the Retirement Plan equal to 4% of each participant's compensation up to the Social Security taxable wage base for the year (which was $65,400 for 1997) and equal to 7% of each participant's total compensation which exceeds that amount. An additional 1% of compensation is contributed by the Company on behalf of those participants who have completed at least five years of service. The Company's contributions begin to vest after three years of service, at which time such contributions are 20% vested. Thereafter, the contributions vest at a rate of 20% each year so that the Company's contributions are fully vested after seven years of service. Notwithstanding the foregoing, the Company's contributions fully vest when the employee reaches age 65, dies or becomes disabled while employed by the Company. Benefits under the Retirement Plan are paid in the form of a lump sum distribution following termination of employment. In certain circumstances, participants may be entitled to receive a distribution prior to termination of employment. Participants may borrow from the Retirement Plan up to 50% of their vested funds.

     In addition to the Retirement Plan, the Company maintains the Brylane, L.P. Supplemental Retirement Plan for certain highly compensated employees (the "Supplemental Retirement Plan"). The Supplemental Retirement Plan allows an eligible employee to receive the contributions which the employee would otherwise receive under the Retirement Plan, except for certain limitations imposed by the Code. An individual will receive such a contribution only if he or she is employed by the Company on the last day of the year. Gains and losses are credited to such employee account at a rate of 7-3/4%, compounded annually.

     Vesting of contributions to the Supplemental Retirement Plan occurs at the same rate as the Company's contributions to the Retirement Plan. The nonvested portion of any account is forfeited upon termination of employment. Benefits under the Supplemental Retirement Plan are paid in the same manner as under the Retirement Plan. The benefits under the Supplemental Retirement Plan are not funded, consisting of unsecured liabilities payable by the Partnership out of its general assets.

DEFERRED COMPENSATION PLAN

     The Company has adopted the Brylane, L.P. Deferred Compensation Plan for eligible employees (the "Deferred Compensation Plan"). The Deferred Compensation Plan credits participants' accounts with amounts of compensation, up to 90% of compensation, which they defer voluntarily pursuant to elections made prior to the period with respect to which such compensation is earned ("Deferrals"). The Deferrals will not be subject to federal income tax at the time of the Deferral. Each participant's Deferrals are fully vested at all times. Further, the Company may cause matching contributions to be credited to certain participants' accounts at its discretion. Matching contributions credited to the participants' accounts vest in the same manner as under the Retirement Plan. A participant's account is payable at such time and in the same manner as under the Retirement Plan.

     Participation in the Deferred Compensation Plan is at the discretion of the Board. Participants' accounts in the Deferred Compensation Plan will be credited with interest at a rate specified by a committee of members of the Board (currently the greater of LIBOR plus 2.0% or 7-3/4%). The benefits under the Deferred Compensation Plan are not funded, consisting of unsecured liabilities payable by the Company out of its general assets. Participants may elect to have benefits paid in the form of lump-sum distributions or over a period of time. Since December 1993, the Company has made pay-outs in the approximate aggregate amount of $383,675 to certain former employees and one former executive officer under the Deferred Compensation Plan.

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

CHADWICK'S MANAGEMENT INCENTIVE PLAN

     In connection with the Chadwick's Acquisition, Brylane adopted the Chadwick's Management Incentive Plan (the "Chadwick's MIP"). The Chadwick's MIP is intended to provide key officers and associates of the Company's Chadwick's division with cash incentive opportunities based on annual performance goals. The Chadwick's MIP is administered by the Company's Compensation Committee, which has full authority to grant awards, including selecting the relevant performance criteria thereunder, adjusting performance criteria or award amounts in certain circumstances, and amending the terms of such plan. At the beginning of each fiscal year, the Compensation Committee determines a range of performance goals from minimum to target to maximum, and for each participant determines the relative weights of these performance goals and the award amounts payable upon attainment of the goals.

CHADWICK'S LONG RANGE MANAGEMENT INCENTIVE PLAN

     In connection with the Chadwick's Acquisition, Brylane adopted the Chadwick's Long Range Management Incentive Plan (the "Chadwick's LRMIP"). The Chadwick's LRMIP is administered by the Compensation Committee, which has full authority to grant awards, including selecting the relevant performance criteria thereunder, adjusting the performance criteria or award amounts in certain circumstances, and amending the terms of such plan. Awards under the Chadwick's LRMIP are generally made annually for each successive rolling three-year cycle. At the time of award, the Compensation Committee determines a range of performance goals for the three-year award cycle, from minimum to target to maximum, and for each participant determines the relative weights of these performance goals and the award amounts payable upon attainment of the goals.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Brylane Inc. has a Compensation Committee of its Board of Directors which currently consists of Messrs. Starrett, Kramer and Weinberg and Ms. Campbell. Messrs. Kramer and Weinberg are two of the five PPR nominees to the Board of Directors. Beginning April 1, 1998, Ms. Campbell and Mr. Starrett will each receive a per meeting fee of $1,000, an annual stipend of $25,000 or stock options at a price equal to 85% of the prevailing market price on the date of grant such that the "in the money" value of such options at the date of grant equals $25,000, as well as additional annual stock options at a price equal to the prevailing market price on the date of grant pursuant to the Brylane 1996 Option Plan. On May 22, 1997, Mr. Starrett was granted an option to purchase 2,000 shares of Brylane Inc. Common Stock, at a price of $29.875 per share, as well as an additional option to purchase 3,347 shares of Brylane Inc. Common Stock, at a purchase price of $25.40 per share, pursuant to the Brylane 1996 Option Plan. See "Executive Officers, Compensation and Other Information--Stock Subscription Plans" and "--Option Plans".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the general and limited partnership units in Brylane as of April 3, 1998 by (i) each person who is known by the Company to be the beneficial owner of more than 5% of the partnership units in Brylane, (ii) each member of the Board and Named Executive Officer of the Company, individually, and (iii) all current members of the Board and executive officers as a group:


                                                                PARTNERSHIP UNITS OWNED (2)
                                                                ---------------------------
    NAME OF BENEFICIAL OWNER(1)        TYPE OF INTEREST   PERCENT OF UNITS    PERCENT OF CLASS
------------------------------------   ----------------   -----------------   -----------------
VGP Corporation (3).................   General Partner         12.9%              100.0%
VLP Corporation (4).................   Limited Partner         87.1%              100.0%
Peter J. Canzone (5)................         --                  --                 --
Sheila R. Garelik (5)...............         --                  --                 --
Robert A. Pulciani (5)..............         --                  --                 --
Dhananjaya K. Rao (5)...............         --                  --                 --
Carol Meyrowitz (5).................         --                  --                 --
William C. Johnson (5)..............         --                  --                 --
Peter M. Starrett (5)...............         --                  --                 --
All representatives and executive
  officers of Brylane as a group
  (16 persons)......................         --                  *                  N/A

---------------

*    Less than 1%.
(1) The persons and entities named in this table have sole voting power and investment power with respect to all partnership units in Brylane shown as beneficially owned by them, subject to community property laws where applicable and the information contained in this table and these notes.
(2) Brylane had reserved for issuance, to officers, key employees, certain members of the Board and consultants of Brylane (or its subsidiaries), options to purchase up to 2,479,584 partnership units in Brylane. Pursuant to the Exchange Transaction, these options have now been terminated and replaced by options to purchase shares of Brylane Inc. Common Stock. See "Item 11. Executive Compensation--Option Plans".
(3) As a result of the Exchange Transaction, VGP is a wholly-owned subsidiary of VP Holding, which is, in turn, a wholly-owned subsidiary of Brylane Inc.
(4) As a result of the Exchange Transaction, VLP is a wholly-owned subsidiary of VP Holding, which is, in turn, a wholly-owned subsidiary of Brylane Inc.
(5) As a result of the Exchange Transaction and the Initial Public Offering, the members of the Board and executive officers of the Partnership as a group own less than 1% of the outstanding Common Stock of Brylane Inc., which, indirectly owns 100% of the Partnership, and 100% of the Brylane Inc. Series A

     Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") which is convertible into Brylane Inc. Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For the fiscal year ended January 31, 1998, the Company paid to Mr. Johnson, a member of the Board, an annual consulting fee of $75,000.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                                              PAGE
                                                                                             NUMBER
                                                                                             ------
(a)(1)   INDEX TO FINANCIAL STATEMENTS:
         BRYLANE, L.P. AND SUBSIDIARIES AND PARTNERSHIPS
         Report of Independent Accountants................................................    F-1
         Consolidated Balance Sheets as of February 1, 1997 and January 31, 1998..........    F-2
         Consolidated Statements of Income for the fiscal years ended February 3, 1996,
          February 1, 1997 and January 31, 1998...........................................    F-3
         Consolidated Statements of Cash Flows for the fiscal years ended
          February 3, 1996, February 1, 1997 and January 31, 1998.........................    F-4
         Statement of Partnership Equity for the fiscal years ended
          February 3, 1996, February 1, 1997 and January 31, 1998.........................    F-5
         Notes to Consolidated Financial Statements.......................................    F-6

(a)(2)   INDEX TO FINANCIAL STATEMENT SCHEDULES:
         None.

(a)(3)   EXHIBITS

    2.1@@@@         First Amended and Restated Incorporation and Exchange
                    Agreement dated as of December 9, 1996 by and among FSEP
                    II, FSEP III, FSEP International, Lane Bryant Direct
                    Holding, Inc., The Limited, WearGuard, Leeway & Co., NYNEX,
                    Chadwick's, Inc. and Brylane Inc.
    3.1+            Certificate of Limited Partnership of the Partnership.
    3.2+            Agreement of Limited Partnership of the Partnership (the
                    "Partnership Agreement") dated as of August 30, 1993
                    (with forms of Registration Rights Agreement (Newco) and
                    Stockholders Agreement (Newco) attached as exhibits
                    thereto).
    3.3+            Certificate of Incorporation of Brylane Capital Corp.
                    ("Brylane Capital").
    3.4+            Bylaws of Brylane Capital.
    3.5+++          Amendment No. 1 to Partnership Agreement dated as of
                    November 22, 1993.
    3.6*            Amendment No. 2 to Partnership Agreement dated as of
                    January 28, 1994.
    3.7**           Amendment No. 3 to Partnership Agreement dated as of
                    March 16, 1994.
    3.8@@@          Amendment No. 4 to Partnership Agreement dated October 14,
                    1994.
    3.9@@           Amendment No. 5 to Partnership Agreement dated September
                    22, 1995.

    3.10@@          Amendment No. 6 to Partnership Agreement dated October 16,
                    1995.
    3.11@@@@        Amendment No. 7 to Partnership Agreement dated October 14,
                    1996.
    3.12@@@@        Amendment No. 8 to the Partnership Agreement dated
                    December 5, 1996.
    3.13#           Amended and Restated Agreement of Limited Partnership of
                    the Partnership dated as of February 26, 1997.
    3.14***         Certificate of Incorporation of Brylane Inc.
    3.15####        Bylaws of Brylane Inc., as amended April 3, 1998.
    3.16@@@@        Certificate of Amendment of Certificate of Incorporation
                    of VP Holding, as filed with the Office of the
                    Secretary of State of Delaware on December 5, 1996.
    3.17@@@@        Certificate of Designation of the Series A Convertible
                    Redeemable Preferred Stock of VP Holding as filed with
                    the Office of the Secretary of State of Delaware on
                    December 6, 1996.
    3.18@@@@@@      Form of Certificate of Designation of the Series A
                    Convertible Redeemable Preferred Stock of Brylane Inc. filed with the Office of the Secretary of State of Delaware on
                    February 14, 1997.
    4.1+            Purchase Agreement dated August 20, 1993 among the
                    Partnership, Brylane Capital, VGP and each of the Initial
                    Purchasers named therein.
    4.2+            Registration Rights Agreement made and entered into the
                    30th day of August, 1993 among the Partnership, Brylane
                    Capital and the Initial Purchasers.
    4.3+            Indenture dated as of August 30, 1993 among the
                    Partnership and Brylane Capital, as Issuers, B.L.
                    Management, B.L. Distribution, B.L. Management Partnership
                    and B.L. Distribution Partnership, as Guarantors, and
                    United States Trust Company of New York, as Trustee (the
                    "Indenture").
    4.4+            Form of Old Note (included at page 37 of the Indenture).
    4.5+            Form of New Note (included at page 42 of the Indenture, as amended at page 2 of the First Supplemental Indenture).
    4.6+            Form of Guarantee by B.L. Management, B.L. Distribution,
                    B.L. Management Partnership and B.L. Distribution
                    Partnership (included at page 57 and in Article Fourteen of the Indenture).
    4.7+            Form of Intercompany Note (included as Exhibit A to the
                    Indenture).
    4.8+++          First Supplemental Indenture dated as of November 22, 1993 by and among the Partnership and Brylane Capital, as Issuers, and United States Trust Company of New York, as
                    Trustee.
    4.9*            Second Supplemental Indenture dated as of January 28, 1994 among the Partnership, Brylane Capital, B.N.Y. Service
                    Corp. and United States Trust Company of New York, as
                    Trustee.
    4.10@@          Third Supplemental Indenture dated as of October 16, 1995
                    by and among the Partnership, Brylane Capital, KingSize
                    Catalog Sales, L.P., K.S. Management, KingSize Catalog
                    Sales, Inc. and United States Trust Company of New York, as Trustee.

    4.11@@@@        Fourth Supplemental Indenture dated as of December 9, 1996 by and among the Partnership, Brylane Capital, C.O.B.
                    Management Services, Inc., Chadwick's Tradename Sub, Inc.
                    and United States Trust Company of New York, as Trustee.
    4.12#           Registration Rights Agreement dated as of February 26, 1997 by and among Brylane Inc., FSEP II, FSEP III, FSEP
                    International, M&P Distributing Company, The Limited,
                    WearGuard, TJX, Leeway & Co. and NYNEX.
    4.13#           Stockholders Agreement dated as of February 26, 1997 by and among Brylane Inc., FSEP II, FSEP III, FSEP International,
                    M&P Distributing Company, The Limited, WearGuard, TJX,
                    Leeway & Co. and NYNEX.
    10.1+           Transaction Agreement dated as of July 13, 1993 among VGP,
                    VLP and the Transferors referred to therein (the
                    "Transaction Agreement").
    10.2+           Amendment No. 1 to Transaction Agreement dated as of
                    August 30, 1993.
    10.3+           Addendum to Transaction Agreement dated August 30, 1993
                    executed by the Partnership.
    10.4+           Credit Card Processing Agreement (the "Credit Card
                    Agreement") made as of the 30th day of August, 1993
                    between World Financial Network National Bank ("World
                    Financial") and the Partnership.
    10.5@@@         Amendment No. 1 to Credit Card Agreement dated as of July 1,
        xx          1995 between World Financial and the Partnership.
    10.6+           Trademark License Agreement (the "Trademark License
                    Agreement") made as of the 20th day of August, 1993 among
                    Lanco, Inc., Lernco, Inc., Limited Stores, Inc., Lane
                    Bryant, Inc. (collectively, the "Licensors"), Lane Bryant
                    Direct, Inc., and Lerner Direct, Inc. (collectively, the
                    "Licensees").
    10.7@@@@        Amendment No. 1 to Trademark License Agreement entered
                    into as of the 9th day of December, 1996 by and among
                    Lanco, Inc., Lernco, Inc., Limited Stores, Inc., Lane
                    Bryant, Inc., Lane Bryant Direct Holding, Inc. and the
                    Partnership.
    10.8#####       Amendment to Trademark License Agreement dated as of
                    February 18, 1998 by and between Lanco, Inc., Lernco, Inc.,
                    Limited Stores, Inc., Lane Bryant, Inc., Lerner Stores,
                    Inc., Lane Bryant Direct Holding, Inc. and the Partnership.
    10.9+           Electronic Media Trademark License Agreement made as of the
                    20th day of August, 1993 among the Licensors and the Licensees.
    10.10+          Agreement to be Bound by the Trademark License Agreement and
                    the Electronic Media Trademark License Agreement executed by the Partnership.
    10.11+          Service Agreement made as of the 30th day of August, 1993
                    between B.L. Management and the Partnership.
    10.12+          Catalog Production Agreement made and entered into as of
                    the 30th day of August, 1993 between B.L. Distribution
                    Partnership and B.L. Management Partnership.

    10.13++         Catalog Production, Distribution, License and Administrative
                    Services Agreement made and entered into as of the 30th
                    day of August, 1993 between the Partnership and B.L.
                    Distribution Partnership.
    10.14++         Credit Agreement dated as of April 30, 1997 (the "Credit
                    Agreement") among the Partnership, the Lenders listed on the signature pages thereof, Morgan Guaranty Trust Company of
                    New York ("Morgan Guaranty"), as Administrative Agent, and
                    Merrill Lynch Capital Corporation ("Merrill Lynch"), as
                    Documentation Agent.
    10.15++         Security Agreement dated as of April 30, 1997 among the
                    Partnership, the Subsidiary Grantors (as defined therein), and Morgan Guaranty, as Security Agent.
    10.16++         Pledge Agreement dated as of April 30, 1997 among the
                    Partnership, the Subsidiary Pledgors (as defined therein), and Morgan Guaranty, as Security Agent.
    10.17++         Form of Tranche A Term Notes dated April 30, 1997, executed by the Partnership in favor of each of the various Lenders which are signatories to the Credit Agreement.
    10.18++         Form of Tranche B Term Notes dated April 30, 1997,
                    executed by the Partnership in favor of each of the
                    various Lenders which are signatories to the Credit
                    Agreement.
    10.19++         Guarantee Agreement dated as of April 30, 1997 among the
                    Guarantors (as defined therein), Morgan Guaranty, as
                    Administrative Agent, and the Issuing Banks (as defined in the Credit Agreement).
    10.20@@@@@@@@   Form of Amended and Restated Credit Agreement among the
                    Partnership, the Lenders listed therein, Morgan Guaranty, as
                    Administrative Agent and Merrill Lynch, as Documentation
                    Agent.
    10.21#####      Second Amendment dated as of March 10, 1998 to the Credit
                    Agreement, as amended and restated as of October 20, 1997
                    among the Partnership, the Lenders party thereto, Morgan
                    Guaranty, as Administrative Agent and Merrill Lynch, as
                    Documentation Agent.
    10.22++         Trademark Collateral Agreement dated as of April 30, 1997
                    among Lanco, Inc., Lernco, Inc., Limited Stores, Inc.,
                    Lerner Stores, Inc., Lane Bryant, Inc. and Morgan Guaranty,
                    as Security Agent.
    10.23****       Loan Agreement made as of August 30, 1993 by and between
                    FSEP II, VP Holding and VGP.
    10.24****       No Interest Demand Promissory Note made by FSEP II in
                    favor of VP Holding.
    10.25****       Loan Agreement made as of August 30, 1993 by and between
                    FSEP III, VP Holding and VGP.
    10.26****       No Interest Demand Promissory Note made by FSEP III in
                    favor of VP Holding.
    10.27+          Form of Indemnity Agreement made by and between the
                    Partnership and each of the members of the Board of Representatives of the Partnership.
    10.28+          Indemnity Agreement dated as of September 1993 made by and between B.L. Management and Robert A. Pulciani.
    10.29+          Indemnity Agreement dated as of September 1993 made by and between B.L. Distribution and Robert A. Pulciani.

    10.30+[X]       1993 Employee Stock Subscription Plan of VP Holding (the
                    "Subscription Plan").
    10.31***[X]     Amendment No. 1 to the Subscription Plan dated February 18,
                    1994.
    10.32+[X]       Stock Subscription Agreement made and entered into as of
                    August 30, 1993 by and between VP Holding and Peter Canzone
                    (with Secured Promissory Note and Stock Pledge Agreement
                    attached as exhibits thereto).
    10.33+[X]       Form of Stock Subscription Agreement made by and between VP
                    Holding and each of Sheila R. Garelik, Robert A. Pulciani,
                    Richard L. Bennett, William G. Brosius, Bruce G. Clark,
                    Jules Silbert, Loida Noriega-Wilson and Jessie Bourneuf
                    who purchased common stock of VP Holding under the
                    Subscription Plan with cash and, in certain cases,
                    promissory note (with forms of Secured Promissory Note and
                    Stock Pledge Agreement attached as exhibits thereto).
    10.34+[X]       Form of Stock Subscription Agreement made by and between VP
                    Holding and each of Arlene Silverman, Kevin McGrain, Kevin
                    Doyle and certain other management investors who purchased common stock of VP Holding under the Subscription Plan
                    with cash and, in certain cases, promissory note (with
                    forms of Secured Promissory Note and Stock Pledge Agreement attached as exhibits thereto).
    10.35***[X]     Addendum dated February 18, 1994 to Stock Subscription
                    Agreement between VP Holding and Jules Silbert.
    10.36***[X]     Stock Subscription Agreement made and entered into as of
                    May 27, 1994 by and between VP Holding and William C.
                    Johnson.
    10.37+[X]       1993 Performance Partnership Unit Option Plan of the
                    Partnership (the "1993 Option Plan").
    10.38+[X]       Form of Performance Partnership Unit Option Agreement
                    entered into by and between the Partnership and each of
                    Peter J. Canzone, Sheila R. Garelik, Robert A. Pulciani,
                    Richard L. Bennett, William G. Brosius, Bruce G. Clark,
                    Jules Silbert, Loida Noriega-Wilson and Jessie Bourneuf
                    under the 1993 Option Plan.
    10.39+[X]       Form of Performance Partnership Unit Option Agreement
                    entered into by and between the Partnership and each of
                    Arlene Silverman, Kevin McGrain, Kevin Doyle and certain
                    other participants under the 1993 Option Plan.
    10.40***[X]     Performance Partnership Unit Option Agreement entered into as of May 27, 1994 by and between the Partnership and
                    William C. Johnson.
    10.41@@@@[X]    Form of Amendment to Performance Partnership Unit Option
                    Agreement under the 1993 Option Plan.
    10.42@[X]       1995 Partnership Unit Option Plan of the Partnership (the
                    "1995 Option Plan").
    10.43@[X]       Form of Partnership Unit Option Agreement entered into by
                    and between the Partnership and each of Peter J. Canzone, Sheila R. Garelik, Robert A. Pulciani, Richard L. Bennett,
                    William G. Brosius, Bruce G. Clark, Arlene Silverman,
                    Jules Silbert, Loida Noriega-Wilson, Jessie Bourneuf and
                    William C. Johnson under the 1995 Option Plan.

10.44@[X]          Form of Partnership Unit Option Agreement entered into by
                   and between the Partnership and each of Kevin McGrain,
                   Kevin Doyle and certain other participants under the 1995
                   Option Plan.
10.45@@@@[X]       Brylane Inc. 1996 Senior Management Stock Subscription
                   Plan (the "Senior Management Plan").
10.46@@@@[X]       Form of Stock Subscription Agreement entered into by and
                   between Brylane Inc. and nine management investors who
                   were issued Common Stock of Brylane Inc. under the Senior
                   Management Plan.
10.47@@@@[X]       Form of Stock Subscription Agreement entered into by and
                   between Brylane Inc. and William C. Johnson under the
                   Senior Management Plan.
10.48@@@@[X]       Brylane Inc. 1996 Stock Subscription Plan (the "Brylane
                   Subscription Plan").
10.49@@@@[X]       Form of Stock Subscription Agreement entered into by and
                   between Brylane Inc. and certain management employees who
                   were issued Common Stock of Brylane Inc. under the Brylane
                   Subscription Plan.
10.50@@@@[X]       Brylane Inc. 1996 Performance Stock Option Plan (the
                   "Brylane 1996 Performance Option Plan").
10.51#####[X]      Brylane Inc. 1998 Performance Stock Option Plan.
10.52@@@@[X]       Form of Stock Option Agreement entered into by and between
                   Brylane Inc. and certain participants under the Brylane 1996
                   Performance Option Plan.
10.53@@@@[X]       Form of Stock Option Agreement entered into by and between
                   Brylane Inc. and William C. Johnson under the Brylane 1996
                   Performance Option Plan.
10.54#####[X]      Brylane Inc. 1996 Stock Option Plan, as amended April 1998
                   (the "Brylane 1996 Option Plan").
10.55@@@@[X]       Form of Stock Option Agreement entered into by and between
                   Brylane Inc. and certain participants under the Brylane 1996
                   Option Plan.
10.56#####[X]      Form of Amendment to Stock Option Agreements entered into by and between Brylane Inc. and each of Peter J. Canzone,
                   Robert A. Pulciani, Sheila R. Garelik and Jules Silbert.
10.57#####[X]      Form of Amendment to Stock Option Agreements entered into by and between Brylane Inc. and each of Dhananjaya K. Rao and
                   Carol Meyrowitz.
10.58@             License Agreement effective as of March 1, 1994 by and
     x             between the Partnership and Sears Shop At Home Services,
                   Inc. ("Sears") (with Exhibits E and F attached thereto).
10.59@             License Agreement effective as of August 1, 1994 by and
     x             between WearGuard Corporation ("WearGuard") and Sears (with
                   Exhibits E and F attached thereto).
10.60@             First Amendment to License Agreement effective as of
                   August 1, 1995 by and between Sears and WearGuard.
10.61@@@@          License Amendment made as of July 23, 1996 between the
     xxx           Partnership and Sears.
10.62#####         Second Amendment to License Agreement entered into effective
                   March 1, 1998 by and between Sears and Brylane Inc.

10.63@@            Asset Purchase Agreement dated September 22, 1995 by and
                   among the Partnership, WearGuard and ARAMARK Corporation
                   ("ARAMARK"), as guarantor.
10.64@@            Letter Amendment to the Purchase Agreement dated September
                   22, 1995 by and between the Partnership and WearGuard.
10.65@             Consent to Assignment dated October 10, 1995 between and
                   among Sears, WearGuard and KingSize Catalog Sales, L.P.
                   ("KingSize Partnership").
10.66@@            Letter Amendment to the Purchase Agreement dated October 16,
                   1995 by and between the Partnership and WearGuard.
10.67@@            Assignment of Purchase Agreement dated October 16, 1995 by and among the Partnership, KingSize Partnership and K.S.
                   Management.
10.68@@            Transition Services Agreement dated as of October 16, 1995 by and among the Partnership, KingSize Partnership, ARAMARK and WearGuard.
10.69@@            Noncompetition Agreement dated as of October 16, 1995 by and among the Partnership, KingSize Partnership, ARAMARK and
                   WearGuard.
10.70#####[X]      Form of Employment Agreement dated as of April 1, 1998
                   between B.L. Management and each of Peter J. Canzone,
                   Robert A. Pulciani, Jules Silbert, Kevin Doyle, Loida D.
                   Noriega-Wilson and Kevin McGrain.
10.71#####[X]      Form of Employment Agreement dated as of April 1, 1998
                   between B.L. Management and each of Sheila Garelik and Arlene
                   Silverman.
10.72#####[X]      Form of Employment Agreement dated as of April 1, 1998
                   between the Partnership and each of Richard Bennett, William
                   Brosius, Daniel L. Carr, Bruce Clark, Robert Evans, Lawrence
                   Kinney and Henry Wren.
10.73@@@@          Asset Purchase Agreement dated as of October 18, 1996 by and among TJX, Chadwick's and the Partnership.
10.74@@@@          Amendment Number One to the Asset Purchase Agreement made as of the 9th day of December, 1996 among TJX, Chadwick's and the Partnership.
10.75@@@@          Asset Purchase Agreement dated as of October 18, 1996 by and among CDM Corp. and the Partnership.
10.76@@@@          Services Agreement dated as of December 9, 1996 between TJX and the Partnership.
10.77@@@@@         Amendment to Services Agreement dated as of December 9, 1996 between TJX and the Partnership.
10.78@@@@          Inventory Purchase Agreement effective as of December 9,
     xxx           1996 by and between the Partnership and TJX.
10.79#####[X]      Form of Employment Agreement dated as of April 1, 1998
                   between the Partnership and each of Dhananjaya K. Rao and
                   Carol Meyrowitz.
10.80@@@@[X]       VP Holding Stock Subscription Agreement for Preferred Stock
                   made as of December 9, 1996 by and between VP Holding and Dhananjaya K. Rao.

10.81@@@@[X]       VP Holding Stock Subscription Agreement for Preferred Stock
                   made as of December 9, 1996 by and between VP Holding and
                   Carol Meyrowitz.
10.82@@@@[X]       Form of Brylane Inc. Stock Subscription Agreement for
                   Preferred Stock made as of December 9, 1996 by and between
                   Brylane Inc. and each of Dhananjaya K. Rao and Carol
                   Meyrowitz.
10.83@@@@          Brylane, L.P. Convertible Subordinated Note Due 2006 dated
                   December 9, 1996 made by the Partnership in favor of
                   Chadwick's (with Brylane Inc. and Brylane, L.P. Convertible
                   Subordinated Note Due 2006 made by Brylane Inc. and the
                   Partnership in favor of Chadwick's filed as an exhibit
                   thereto).
10.84@@@@          Unit Subscription Agreement entered into as of December 5,
                   1996 by and among the Partnership, VP Holding, FSEP II,
                   FSEP III, FSEP International, VGP, VLP, WearGuard, Leeway
                   and NYNEX.
10.85@@@@          Accounts Receivable Purchase Agreement dated as of December
                   9, 1996 between the Partnership and Alliance Data Systems
                   Corporation.
10.86@@@@@@@       Form of Repurchase Agreement entered into as of September 29,
                   1997 by and between the Company and each of FSEP II, FSEP
                   III, FSEP International, M&P Distributing Company,
                   WearGuard, TJX, Leeway & Co., NYNEX and William C. Johnson.
10.87###           Stock Purchase Agreement among FSEP II, FSEP III, FSEP
                   International and PPR dated as of February 19, 1998.
10.88###           Stock Purchase Agreement among M&P Distributing Company and
                   PPR dated as of February 19, 1998.
10.89####          Governance Agreement by and between Brylane Inc. and PPR
                   dated as of April 3, 1998.
10.90####          Registration Rights Agreement dated as of April 3, 1998
                   between Brylane Inc. and PPR.
21.1#####          Subsidiaries of Brylane Inc./Brylane, L.P.
27.1######         Financial Data Schedule for fiscal year ended January 31,
                   1998.
_______________
+ Filed as an exhibit to the Partnership's Registration Statement on Form S-4 (Registration No. 33-69532) on September 29, 1993 and incorporated by reference herein.
++ Filed as an exhibit to Amendment No. 1 to the Partnership's Registration Statement on Form S-4 (Registration No. 33-69532) on November 9, 1993 and incorporated by reference herein.
+++ Filed as an exhibit to Amendment No. 2 to the Partnership's Registration Statement on Form S-4 (Registration No. 33-69532) on November 23, 1993 and incorporated by reference herein.
* Filed on April 25, 1994 as an exhibit to the Partnership's Annual Report on Form 10-K for the fiscal year ended January 29, 1994 and incorporated by reference herein.
** Filed on June 8, 1994 as an exhibit to the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1994 and incorporated by reference herein.
*** Filed as an exhibit to Brylane Inc.'s Registration Statement on Form S-1 (Registration No. 33-86154) on November 9, 1994 and incorporated by reference herein.
**** Filed as an exhibit to Amendment No. 1 to Brylane Inc.'s Registration Statement on Form S-1 (Registration No. 33-86154) on January 11, 1995 and incorporated by reference herein.
@ Filed on December 12, 1995 as an exhibit to the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 1995 (the "1995 Third Quarter Form 10-Q") and incorporated by reference herein.
@@ Filed on December 30, 1995 as an exhibit to the Partnership's Amendment of Current Report on Form 8-K/A (File No. 33-69532) and incorporated by reference herein.

@@@            Filed on May 3, 1996 as an exhibit to the Partnership's Annual
               Report on Form 10-K for the fiscal year ended February 3, 1996
               ("1995 Form 10-K") and incorporated by reference herein.
@@@@           Filed as an exhibit to Amendment No. 2 to Brylane Inc.'s
               Registration Statement on Form S-1 (Registration No. 33-86154) on
               December 23, 1996 and incorporated by reference herein.
@@@@@          Filed as an exhibit to Amendment No. 3 to Brylane Inc.'s
               Registration Statement on Form S-1 (Registration No. 33-86154) on
               January 29, 1997 and incorporated by reference herein.
@@@@@@         Filed as an exhibit to Amendment No. 4 to Brylane Inc.'s
               Registration Statement on Form S-1 (Registration No. 33-86154) on
               February 19, 1997 and incorporated by reference herein.
@@@@@@@        Filed as an exhibit to Amendment No. 1 to the Company's
               Registration Statement on Form S-1 (Registration No. 333-35715)
               on September 30, 1997 and incorporated by reference herein.
@@@@@@@@       Filed as an exhibit to Amendment No. 2 to the Company's
               Registration Statement on Form S-1 (Registration No. 333-35715 on
               October 14, 1997 and incorporated by reference herein.
x              Certain portions of this exhibit have been omitted from the copies incorporated by reference from the Partnership's 1995
               Third Quarter Form 10-Q (as defined herein) and are the subject of an order granting confidential treatment with respect thereto.
xx             Certain portions of this exhibit have been omitted from the copies incorporated by reference from the Partnership's 1995
               Form 10-K (as defined herein) and are the subject of an order granting confidential treatment with respect thereto.
xxx            Certain portions of this exhibit have been omitted from the copies filed as part of Amendment No. 2 to Brylane Inc.'s
               Registration Statement on Form S-1 and are the subject of a request for confidential treatment with respect thereto.
#              Filed on May 2, 1997 as an exhibit to the Company's Annual
               Report on 10-K for the fiscal year ended February 1, 1997 and incorporated by reference herein.
##             Filed on June 17, 1997 as an exhibit to the Company's Quarterly
               Report on 10-Q for the quarterly period ended May 3, 1997 and incorporated by reference herein.
###            Filed on March 4, 1998 as an exhibit to the Brylane Inc. Current
               Report on Form 8-K and incorporated by reference herein.
####           Filed on April 17, 1998 as an exhibit to the Brylane Inc. Current
               Report on Form 8-K and incorporated by reference herein.
#####          Filed on May 1, 1998 as an exhibit to the Brylane Inc. Annual
               Report on Form 10-K for the fiscal year ended January 31, 1998 and incorporated by reference herein.
######         Filed herewith.
[X]            Management contract or executive compensation plan or
               arrangement.

(b)     REPORTS ON FORM 8-K

        On March 4, 1998, Brylane filed a Current Report on Form 8-K (File No. 33-69532) to include, under "Item 5. Other Events", a description of the agreements whereby Pinault Printemps-Redoute, S.A., a company organized under the laws of France ("PPR"), agreed to acquire Common Stock from certain stockholders of Brylane Inc. (including all of the Common Stock held by affiliates of Freeman Spogli & Co. Incorporated and an affiliate of The Limited, Inc., as well as certain shares held by certain members of management of Brylane Inc.) and to include the following exhibits relating to PPR's acquisition of Common Stock: (i) the definitive Stock Purchase Agreements dated February 19, 1998, (ii) the Form of Governance Agreement between Brylane Inc. and PPR and
(iii) other documents relating to PPR's purchase of Common Stock.

        On April 28, 1998, Brylane filed a Current Report on Form 8-K (File
No. 33-69532) to include, under "Item 1. Changes in Control of Registrant", a description of the arrangements whereby PPR acquired approximately 43% of the Common Stock held by certain stockholders of the Company (including all of the Common Stock held by affiliates of Freeman Spogli & Co. Incorporated and an affiliate of The Limited, Inc., as well as certain shares held by certain members of management of the Company) and to include the following exhibits relating to PPR's acquisition of Common Stock: (i) the definitive Governance Agreement between Brylane Inc. and PPR, (ii) the amended Bylaws of Brylane Inc.,
(iii) the definitive Registration Rights Agreement between Brylane Inc. and PPR and (iv) other documents relating to PPR's purchase of Common Stock.

(c)     EXHIBITS

        The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Form 10-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 30th day of April, 1998.

                              Brylane, L.P.

                              By:  VGP Corporation
                                   Its:  General Partner


                              By:  /s/ Peter J. Canzone
                                   ----------------------
                                   Peter J. Canzone
                                   President


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

               SIGNATURE                                     TITLE                       DATE
               ---------                                     -----                       ----
         /s/ Peter J. Canzone             Authorized Representative and Chief             April 30, 1998
---------------------------------------   Executive Officer and Chairman of the
         Peter J. Canzone                 Board of Representatives of Brylane, L.P.
                                          (Principal Executive Officer of Brylane,
                                          L.P.) and President and Sole Director of
                                          VGP Corporation (Principal Executive
                                          Officer of VGP Corporation, the Sole
                                          General Partner of Brylane, L.P.)


        /s/ Robert A. Pulciani            Authorized Representative and Executive         April 30, 1998
---------------------------------------   Vice President, Chief Financial Officer and
        Robert A. Pulciani                Secretary of Brylane, L.P. (Principal
                                          Financial and Accounting Officer of
                                          Brylane, L.P.) and Vice President,
                                          Treasurer and Secretary of VGP
                                          Corporation (Principal Financial and
                                          Accounting Officer of VGP Corporation,
                                          the Sole General Partner of Brylane, L.P.)


        /s/ William C. Johnson            Member of the Board of Representatives          April 30, 1998
---------------------------------------   of Brylane, L.P.
        William C. Johnson

        /s/ Peter M. Starrett             Member of the Board of Representatives          April 30, 1998
---------------------------------------   of Brylane, L.P.
        Peter M. Starrett

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 30th day of April, 1998.

                              Brylane Capital Corp.


                              By: /s/ Robert A. Pulciani
                                  --------------------------
                                  Robert A. Pulciani
                                  Executive Vice President,
                                  Chief Financial Officer,
                                  Secretary and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                                     TITLE                        DATE
               ---------                                     -----                        ----
         /s/ Peter J. Canzone             President, Chief Executive Officer and          April 30, 1998
---------------------------------------   Sole Director (Principal Executive Officer)
         Peter J. Canzone


        /s/ Robert A. Pulciani            Executive Vice President, Chief Financial       April 30, 1998
---------------------------------------   Officer, Secretary and Treasurer
        Robert A. Pulciani                (Principal Financial and Accounting
                                          Officer)

                                 EXHIBIT INDEX
                                 -------------

      EXHIBIT                                                                               PAGE
      NUMBER                              DESCRIPTION                                      NUMBER
      -------                             -----------                                      ------
    2.1@@@@         First Amended and Restated Incorporation and Exchange
                    Agreement dated as of December 9, 1996 by and among FSEP
                    II, FSEP III, FSEP International, Lane Bryant Direct
                    Holding, Inc., The Limited, WearGuard, Leeway & Co., NYNEX,
                    Chadwick's, Inc. and Brylane Inc.
    3.1+            Certificate of Limited Partnership of the Partnership.
    3.2+            Agreement of Limited Partnership of the Partnership (the
                    "Partnership Agreement") dated as of August 30, 1993
                    (with forms of Registration Rights Agreement (Newco) and
                    Stockholders Agreement (Newco) attached as exhibits
                    thereto).
    3.3+            Certificate of Incorporation of Brylane Capital Corp.
                    ("Brylane Capital").
    3.4+            Bylaws of Brylane Capital.
    3.5+++          Amendment No. 1 to Partnership Agreement dated as of
                    November 22, 1993.
    3.6*            Amendment No. 2 to Partnership Agreement dated as of
                    January 28, 1994.
    3.7**           Amendment No. 3 to Partnership Agreement dated as of
                    March 16, 1994.
    3.8@@@          Amendment No. 4 to Partnership Agreement dated October 14,
                    1994.
    3.9@@           Amendment No. 5 to Partnership Agreement dated September
                    22, 1995.
    3.10@@          Amendment No. 6 to Partnership Agreement dated October 16,
                    1995.
    3.11@@@@        Amendment No. 7 to Partnership Agreement dated October 14,
                    1996.
    3.12@@@@        Amendment No. 8 to the Partnership Agreement dated
                    December 5, 1996.
    3.13#           Amended and Restated Agreement of Limited Partnership of
                    the Partnership dated as of February 26, 1997.
    3.14***         Certificate of Incorporation of Brylane Inc.
    3.15####        Bylaws of Brylane Inc., as amended April 3, 1998.
    3.16@@@@        Certificate of Amendment of Certificate of Incorporation
                    of VP Holding, as filed with the Office of the
                    Secretary of State of Delaware on December 5, 1996.
    3.17@@@@        Certificate of Designation of the Series A Convertible
                    Redeemable Preferred Stock of VP Holding as filed with
                    the Office of the Secretary of State of Delaware on
                    December 6, 1996.
    3.18@@@@@@      Form of Certificate of Designation of the Series A
                    Convertible Redeemable Preferred Stock of Brylane Inc. filed with the Office of the Secretary of State of Delaware on
                    February 14, 1997.
    4.1+            Purchase Agreement dated August 20, 1993 among the
                    Partnership, Brylane Capital, VGP and each of the Initial
                    Purchasers named therein.

      EXHIBIT                                                                               PAGE
      NUMBER                              DESCRIPTION                                      NUMBER
      -------                             -----------                                      ------
    4.2+            Registration Rights Agreement made and entered into the
                    30th day of August, 1993 among the Partnership, Brylane
                    Capital and the Initial Purchasers.
    4.3+            Indenture dated as of August 30, 1993 among the
                    Partnership and Brylane Capital, as Issuers, B.L.
                    Management, B.L. Distribution, B.L. Management Partnership
                    and B.L. Distribution Partnership, as Guarantors, and
                    United States Trust Company of New York, as Trustee (the
                    "Indenture").
    4.4+            Form of Old Note (included at page 37 of the Indenture).
    4.5+            Form of New Note (included at page 42 of the Indenture, as amended at page 2 of the First Supplemental Indenture).
    4.6+            Form of Guarantee by B.L. Management, B.L. Distribution,
                    B.L. Management Partnership and B.L. Distribution
                    Partnership (included at page 57 and in Article Fourteen
                    of the Indenture).
    4.7+            Form of Intercompany Note (included as Exhibit A to the
                    Indenture).
    4.8+++          First Supplemental Indenture dated as of November 22, 1993 by and among the Partnership and Brylane Capital, as
                    Issuers, and United States Trust Company of New York, as
                    Trustee.
    4.9*            Second Supplemental Indenture dated as of January 28, 1994 among the Partnership, Brylane Capital, B.N.Y. Service
                    Corp. and United States Trust Company of New York, as
                    Trustee.
    4.10@@          Third Supplemental Indenture dated as of October 16, 1995
                    by and among the Partnership, Brylane Capital, KingSize
                    Catalog Sales, L.P., K.S. Management, KingSize Catalog
                    Sales, Inc. and United States Trust Company of New York,
                    as Trustee.
    4.11@@@@        Fourth Supplemental Indenture dated as of December 9, 1996 by and among the Partnership, Brylane Capital, C.O.B.
                    Management Services, Inc., Chadwick's Tradename Sub, Inc.
                    and United States Trust Company of New York, as Trustee.
    4.12#           Registration Rights Agreement dated as of February 26, 1997 by and among Brylane Inc., FSEP II, FSEP III, FSEP
                    International, M&P Distributing Company, The Limited,
                    WearGuard, TJX, Leeway & Co. and NYNEX.
    4.13#           Stockholders Agreement dated as of February 26, 1997 by and among Brylane Inc., FSEP II, FSEP III, FSEP International,
                    M&P Distributing Company, The Limited, WearGuard, TJX,
                    Leeway & Co. and NYNEX.
    10.1+           Transaction Agreement dated as of July 13, 1993 among VGP,
                    VLP and the Transferors referred to therein (the
                    "Transaction Agreement").
    10.2+           Amendment No. 1 to Transaction Agreement dated as of
                    August 30, 1993.
    10.3+           Addendum to Transaction Agreement dated August 30, 1993
                    executed by the Partnership.

      EXHIBIT                                                                               PAGE
      NUMBER                              DESCRIPTION                                      NUMBER
      -------                             -----------                                      ------
    10.4+           Credit Card Processing Agreement (the "Credit Card
                    Agreement") made as of the 30th day of August, 1993
                    between World Financial Network National Bank ("World
                    Financial") and the Partnership.
    10.5@@@         Amendment No. 1 to Credit Card Agreement dated as of July 1,
        xx          1995 between World Financial and the Partnership.
    10.6+           Trademark License Agreement (the "Trademark License
                    Agreement") made as of the 20th day of August, 1993 among
                    Lanco, Inc., Lernco, Inc., Limited Stores, Inc., Lane
                    Bryant, Inc. (collectively, the "Licensors"), Lane Bryant
                    Direct, Inc., and Lerner Direct, Inc. (collectively, the
                    "Licensees").
    10.7@@@@        Amendment No. 1 to Trademark License Agreement entered
                    into as of the 9th day of December, 1996 by and among
                    Lanco, Inc., Lernco, Inc., Limited Stores, Inc., Lane
                    Bryant, Inc., Lane Bryant Direct Holding, Inc. and the
                    Partnership.
    10.8#####       Amendment to Trademark License Agreement dated as of
                    February 18, 1998 by and between Lanco, Inc., Lernco, Inc.,
                    Limited Stores, Inc., Lane Bryant, Inc., Lerner Stores,
                    Inc., Lane Bryant Direct Holding, Inc. and the Partnership.
    10.9+           Electronic Media Trademark License Agreement made as of the
                    20th day of August, 1993 among the Licensors and the
                    Licensees.
    10.10+          Agreement to be Bound by the Trademark License Agreement and
                    the Electronic Media Trademark License Agreement executed
                    by the Partnership.
    10.11+          Service Agreement made as of the 30th day of August, 1993
                    between B.L. Management and the Partnership.
    10.12+          Catalog Production Agreement made and entered into as of
                    the 30th day of August, 1993 between B.L. Distribution
                    Partnership and B.L. Management Partnership.
    10.13++         Catalog Production, Distribution, License and Administrative
                    Services Agreement made and entered into as of the 30th
                    day of August, 1993 between the Partnership and B.L.
                    Distribution Partnership.
    10.14++         Credit Agreement dated as of April 30, 1997 (the "Credit
                    Agreement") among the Partnership, the Lenders listed on the signature pages thereof, Morgan Guaranty Trust Company of
                    New York ("Morgan Guaranty"), as Administrative Agent, and
                    Merrill Lynch Capital Corporation ("Merrill Lynch"), as
                    Documentation Agent.
    10.15++         Security Agreement dated as of April 30, 1997 among the
                    Partnership, the Subsidiary Grantors (as defined therein), and Morgan Guaranty, as Security Agent.
    10.16++         Pledge Agreement dated as of April 30, 1997 among the
                    Partnership, the Subsidiary Pledgors (as defined therein), and Morgan Guaranty, as Security Agent.
    10.17++         Form of Tranche A Term Notes dated April 30, 1997, executed by the Partnership in favor of each of the various Lenders which are signatories to the Credit Agreement.

      EXHIBIT                                                                               PAGE
      NUMBER                              DESCRIPTION                                      NUMBER
      -------                             -----------                                      ------
    10.18++         Form of Tranche B Term Notes dated April 30, 1997,
                    executed by the Partnership in favor of each of the
                    various Lenders which are signatories to the Credit
                    Agreement.
    10.19++         Guarantee Agreement dated as of April 30, 1997 among the
                    Guarantors (as defined therein), Morgan Guaranty, as
                    Administrative Agent, and the Issuing Banks (as defined in the Credit Agreement).
    10.20@@@@@@@@   Form of Amended and Restated Credit Agreement among the
                    Partnership, the Lenders listed therein, Morgan Guaranty, as
                    Administrative Agent and Merrill Lynch, as Documentation
                    Agent.
    10.21#####      Second Amendment dated as of March 10, 1998 to the Credit
                    Agreement, as amended and restated as of October 20, 1997
                    among the Partnership, the Lenders party thereto, Morgan
                    Guaranty, as Administrative Agent and Merrill Lynch, as
                    Documentation Agent.
    10.22++         Trademark Collateral Agreement dated as of April 30, 1997
                    among Lanco, Inc., Lernco, Inc., Limited Stores, Inc.,
                    Lerner Stores, Inc., Lane Bryant, Inc. and Morgan Guaranty,
                    as Security Agent.
    10.23****       Loan Agreement made as of August 30, 1993 by and between
                    FSEP II, VP Holding and VGP.
    10.24****       No Interest Demand Promissory Note made by FSEP II in
                    favor of VP Holding.
    10.25****       Loan Agreement made as of August 30, 1993 by and between
                    FSEP III, VP Holding and VGP.
    10.26****       No Interest Demand Promissory Note made by FSEP III in
                    favor of VP Holding.
    10.27+          Form of Indemnity Agreement made by and between the
                    Partnership and each of the members of the Board of
                    Representatives of the Partnership.
    10.28+          Indemnity Agreement dated as of September 1993 made by and between B.L. Management and Robert A. Pulciani.
    10.29+          Indemnity Agreement dated as of September 1993 made by and between B.L. Distribution and Robert A. Pulciani.
    10.30+[X]       1993 Employee Stock Subscription Plan of VP Holding (the
                    "Subscription Plan").
    10.31***[X]     Amendment No. 1 to the Subscription Plan dated February 18,
                    1994.
    10.32+[X]       Stock Subscription Agreement made and entered into as of
                    August 30, 1993 by and between VP Holding and Peter Canzone
                    (with Secured Promissory Note and Stock Pledge Agreement
                    attached as exhibits thereto).
    10.33+[X]       Form of Stock Subscription Agreement made by and between VP
                    Holding and each of Sheila R. Garelik, Robert A. Pulciani,
                    Richard L. Bennett, William G. Brosius, Bruce G. Clark,
                    Jules Silbert, Loida Noriega-Wilson and Jessie Bourneuf
                    who purchased common stock of VP Holding under the
                    Subscription Plan with cash and, in certain cases,
                    promissory note (with forms of Secured Promissory Note and
                    Stock Pledge Agreement attached as exhibits thereto).

      EXHIBIT                                                                               PAGE
      NUMBER                              DESCRIPTION                                      NUMBER
      -------                             -----------                                      ------
    10.34+[X]       Form of Stock Subscription Agreement made by and between VP
                    Holding and each of Arlene Silverman, Kevin McGrain, Kevin
                    Doyle and certain other management investors who purchased common stock of VP Holding under the Subscription Plan
                    with cash and, in certain cases, promissory note (with
                    forms of Secured Promissory Note and Stock Pledge Agreement attached as exhibits thereto).
    10.35***[X]     Addendum dated February 18, 1994 to Stock Subscription
                    Agreement between VP Holding and Jules Silbert.
    10.36***[X]     Stock Subscription Agreement made and entered into as of
                    May 27, 1994 by and between VP Holding and William C.
                    Johnson.
    10.37+[X]       1993 Performance Partnership Unit Option Plan of the
                    Partnership (the "1993 Option Plan").
    10.38+[X]       Form of Performance Partnership Unit Option Agreement
                    entered into by and between the Partnership and each of
                    Peter J. Canzone, Sheila R. Garelik, Robert A. Pulciani,
                    Richard L. Bennett, William G. Brosius, Bruce G. Clark,
                    Jules Silbert, Loida Noriega-Wilson and Jessie Bourneuf
                    under the 1993 Option Plan.
    10.39+[X]       Form of Performance Partnership Unit Option Agreement
                    entered into by and between the Partnership and each of
                    Arlene Silverman, Kevin McGrain, Kevin Doyle and certain
                    other participants under the 1993 Option Plan.
    10.40***[X]     Performance Partnership Unit Option Agreement entered into as of May 27, 1994 by and between the Partnership and
                    William C. Johnson.
    10.41@@@@[X]    Form of Amendment to Performance Partnership Unit Option
                    Agreement under the 1993 Option Plan.
    10.42@[X]       1995 Partnership Unit Option Plan of the Partnership (the
                    "1995 Option Plan").
    10.43@[X]       Form of Partnership Unit Option Agreement entered into by
                    and between the Partnership and each of Peter J. Canzone,
                    Sheila R. Garelik, Robert A. Pulciani, Richard L. Bennett,
                    William G. Brosius, Bruce G. Clark, Arlene Silverman,
                    Jules Silbert, Loida Noriega-Wilson, Jessie Bourneuf and
                    William C. Johnson under the 1995 Option Plan.
    10.44@[X]       Form of Partnership Unit Option Agreement entered into by
                    and between the Partnership and each of Kevin McGrain,
                    Kevin Doyle and certain other participants under the 1995
                    Option Plan.
    10.45@@@@[X]    Brylane Inc. 1996 Senior Management Stock Subscription
                    Plan (the "Senior Management Plan").
    10.46@@@@[X]    Form of Stock Subscription Agreement entered into by and
                    between Brylane Inc. and nine management investors who
                    were issued Common Stock of Brylane Inc. under the Senior
                    Management Plan.
    10.47@@@@[X]    Form of Stock Subscription Agreement entered into by and
                    between Brylane Inc. and William C. Johnson under the
                    Senior Management Plan.

      EXHIBIT                                                                               PAGE
      NUMBER                              DESCRIPTION                                      NUMBER
      -------                             -----------                                      ------
10.48@@@@[X]       Brylane Inc. 1996 Stock Subscription Plan (the "Brylane
                   Subscription Plan").
10.49@@@@[X]       Form of Stock Subscription Agreement entered into by and
                   between Brylane Inc. and certain management employees who
                   were issued Common Stock of Brylane Inc. under the Brylane
                   Subscription Plan.
10.50@@@@[X]       Brylane Inc. 1996 Performance Stock Option Plan (the
                   "Brylane 1996 Performance Option Plan").
10.51#####[X]      Brylane Inc. 1998 Performance Stock Option Plan.
10.52@@@@[X]       Form of Stock Option Agreement entered into by and between
                   Brylane Inc. and certain participants under the Brylane 1996
                   Performance Option Plan.
10.53@@@@[X]       Form of Stock Option Agreement entered into by and between
                   Brylane Inc. and William C. Johnson under the Brylane 1996
                   Performance Option Plan.
10.54#####[X]       Brylane Inc. 1996 Stock Option Plan, as amended April 1998
                   (the "Brylane 1996 Option Plan").
10.55@@@@[X]      Form of Stock Option Agreement entered into by and between
                   Brylane Inc. and certain participants under the Brylane 1996
                   Option Plan.
10.56#####[X]      Form of Amendment to Stock Option Agreements entered into by and between Brylane Inc. and each of Peter J. Canzone,
                   Robert A. Pulciani, Sheila R. Garelik and Jules Silbert.
10.57#####[X]      Form of Amendment to Stock Option Agreements entered into by and between Brylane Inc. and each of Dhananjaya K. Rao and
                   Carol Meyrowitz.
10.58@             License Agreement effective as of March 1, 1994 by and
     x             between the Partnership and Sears Shop At Home Services,
                   Inc. ("Sears") (with Exhibits E and F attached thereto).
10.59@             License Agreement effective as of August 1, 1994 by and
     x             between WearGuard Corporation ("WearGuard") and Sears (with
                   Exhibits E and F attached thereto).
10.60@             First Amendment to License Agreement effective as of
                   August 1, 1995 by and between Sears and WearGuard.
10.61@@@@          License Amendment made as of July 23, 1996 between the
     xxx           Partnership and Sears.
10.62#####         Second Amendment to License Agreement entered into effective
                   March 1, 1998 by and between Sears and Brylane Inc.
10.63@@            Asset Purchase Agreement dated September 22, 1995 by and
                   among the Partnership, WearGuard and ARAMARK Corporation
                   ("ARAMARK"), as guarantor.
10.64@@            Letter Amendment to the Purchase Agreement dated September
                   22, 1995 by and between the Partnership and WearGuard.
10.65@             Consent to Assignment dated October 10, 1995 between and
                   among Sears, WearGuard and KingSize Catalog Sales, L.P.
                   ("KingSize Partnership").

      EXHIBIT                                                                               PAGE
      NUMBER                              DESCRIPTION                                      NUMBER
      -------                             -----------                                      ------
10.66@@            Letter Amendment to the Purchase Agreement dated October 16,
                   1995 by and between the Partnership and WearGuard.
10.67@@            Assignment of Purchase Agreement dated October 16, 1995 by and among the Partnership, KingSize Partnership and K.S.
                   Management.
10.68@@            Transition Services Agreement dated as of October 16, 1995 by and among the Partnership, KingSize Partnership, ARAMARK and WearGuard.
10.69@@            Noncompetition Agreement dated as of October 16, 1995 by and among the Partnership, KingSize Partnership, ARAMARK and
                   WearGuard.
10.70#####[X]      Form of Employment Agreement dated as of April 1, 1998
                   between B.L. Management and each of Peter J. Canzone,
                   Robert A. Pulciani, Jules Silbert, Kevin Doyle, Loida D.
                   Noriega-Wilson and Kevin McGrain.
10.71#####[X]      Form of Employment Agreement dated as of April 1, 1998
                   between B.L. Management and each of Sheila Garelik and Arlene
                   Silverman.
10.72#####[X]      Form of Employment Agreement dated as of April 1, 1998
                   between the Partnership and each of Richard Bennett, William
                   Brosius, Daniel L. Carr, Bruce Clark, Robert Evans, Lawrence
                   Kinney and Henry Wren.
10.73@@@@          Asset Purchase Agreement dated as of October 18, 1996 by and among TJX, Chadwick's and the Partnership.
10.74@@@@          Amendment Number One to the Asset Purchase Agreement made as of the 9th day of December, 1996 among TJX, Chadwick's and the Partnership.
10.75@@@@          Asset Purchase Agreement dated as of October 18, 1996 by and among CDM Corp. and the Partnership.
10.76@@@@          Services Agreement dated as of December 9, 1996 between TJX and the Partnership.
10.77@@@@@         Amendment to Services Agreement dated as of December 9, 1996 between TJX and the Partnership.
10.78@@@@          Inventory Purchase Agreement effective as of December 9,
     xxx           1996 by and between the Partnership and TJX.
10.79#####[X]      Form of Employment Agreement dated as of April 1, 1998
                   between the Partnership and each of Dhananjaya K. Rao and
                   Carol Meyrowitz.
10.80@@@@[X]       VP Holding Stock Subscription Agreement for Preferred Stock
                   made as of December 9, 1996 by and between VP Holding and
                   Dhananjaya K. Rao.
10.81@@@@[X]       VP Holding Stock Subscription Agreement for Preferred Stock
                   made as of December 9, 1996 by and between VP Holding and
                   Carol Meyrowitz.
10.82@@@@[X]       Form of Brylane Inc. Stock Subscription Agreement for
                   Preferred Stock made as of December 9, 1996 by and between
                   Brylane Inc. and each of Dhananjaya K. Rao and Carol
                   Meyrowitz.

      EXHIBIT                                                                               PAGE
      NUMBER                              DESCRIPTION                                      NUMBER
      -------                             -----------                                      ------
10.83@@@@          Brylane, L.P. Convertible Subordinated Note Due 2006 dated
                   December 9, 1996 made by the Partnership in favor of
                   Chadwick's (with Brylane Inc. and Brylane, L.P. Convertible
                   Subordinated Note Due 2006 made by Brylane Inc. and the
                   Partnership in favor of Chadwick's filed as an exhibit
                   thereto).
10.84@@@@          Unit Subscription Agreement entered into as of December 5,
                   1996 by and among the Partnership, VP Holding, FSEP II,
                   FSEP III, FSEP International, VGP, VLP, WearGuard, Leeway
                   and NYNEX.
10.85@@@@          Accounts Receivable Purchase Agreement dated as of December
                   9, 1996 between the Partnership and Alliance Data Systems
                   Corporation.
10.86@@@@@@@       Form of Repurchase Agreement entered into as of September 29,
                   1997 by and between the Company and each of FSEP II, FSEP
                   III, FSEP International, M&P Distributing Company,
                   WearGuard, TJX, Leeway & Co., NYNEX and William C. Johnson.
10.87###           Stock Purchase Agreement among FSEP II, FSEP III, FSEP
                   International and PPR dated as of February 19, 1998.
10.88###           Stock Purchase Agreement among M&P Distributing Company and
                   PPR dated as of February 19, 1998.
10.89####          Governance Agreement by and between Brylane Inc. and PPR
                   dated as of April 3, 1998.
10.90####          Registration Rights Agreement dated as of April 3, 1998
                   between Brylane Inc. and PPR.
21.1#####          Subsidiaries of Brylane Inc./Brylane, L.P.
27.1######         Financial Data Schedule for fiscal year ended January 31,
                   1998.

_______________
+ Filed as an exhibit to the Partnership's Registration Statement on Form S-4 (Registration No. 33-69532) on September 29, 1993 and incorporated by reference herein.
++ Filed as an exhibit to Amendment No. 1 to the Partnership's Registration Statement on Form S-4 (Registration No. 33-69532) on November 9, 1993 and incorporated by reference herein.
+++ Filed as an exhibit to Amendment No. 2 to the Partnership's Registration Statement on Form S-4 (Registration No. 33-69532) on November 23, 1993 and incorporated by reference herein.
* Filed on April 25, 1994 as an exhibit to the Partnership's Annual Report on Form 10-K for the fiscal year ended January 29, 1994 and incorporated by reference herein.
** Filed on June 8, 1994 as an exhibit to the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1994 and incorporated by reference herein.
*** Filed as an exhibit to Brylane Inc.'s Registration Statement on Form S-1 (Registration No. 33-86154) on November 9, 1994 and incorporated by reference herein.
**** Filed as an exhibit to Amendment No. 1 to Brylane Inc.'s Registration Statement on Form S-1 (Registration No. 33-86154) on January 11, 1995 and incorporated by reference herein.
@ Filed on December 12, 1995 as an exhibit to the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 1995 (the "1995 Third Quarter Form 10-Q") and incorporated by reference herein.
@@ Filed on December 30, 1995 as an exhibit to the Partnership's Amendment of Current Report on Form 8-K/A (File No. 33-69532) and incorporated by reference herein.
@@@       Filed on May 3, 1996 as an exhibit to the Partnership's Annual
          Report on Form 10-K for the fiscal year ended February 3, 1996
          ("1995 Form 10-K") and incorporated by reference herein.
@@@@      Filed as an exhibit to Amendment No. 2 to Brylane Inc.'s
          Registration Statement on Form S-1 (Registration No. 33-86154) on December 23, 1996 and incorporated by reference herein.

@@@@@          Filed as an exhibit to Amendment No. 3 to Brylane Inc.'s
               Registration Statement on Form S-1 (Registration No. 33-86154) on
               January 29, 1997 and incorporated by reference herein.
@@@@@@         Filed as an exhibit to Amendment No. 4 to Brylane Inc.'s
               Registration Statement on Form S-1 (Registration No. 33-86154) on
               February 19, 1997 and incorporated by reference herein.
@@@@@@@        Filed as an exhibit to Amendment No. 1 to the Company's
               Registration Statement on Form S-1 (Registration No. 333-35715)
               on September 30, 1997 and incorporated by reference herein.
@@@@@@@@       Filed as an exhibit to Amendment No. 2 to the Company's
               Registration Statement on Form S-1 (Registration No. 333-35715 on
               October 14, 1997 and incorporated by reference herein.
x              Certain portions of this exhibit have been omitted from the copies incorporated by reference from the Partnership's 1995
               Third Quarter Form 10-Q (as defined herein) and are the subject of an order granting confidential treatment with respect thereto.
xx             Certain portions of this exhibit have been omitted from the copies incorporated by reference from the Partnership's 1995
               Form 10-K (as defined herein) and are the subject of an order granting confidential treatment with respect thereto.
xxx            Certain portions of this exhibit have been omitted from the copies filed as part of Amendment No. 2 to Brylane Inc.'s
               Registration Statement on Form S-1 and are the subject of a request for confidential treatment with respect thereto.
#              Filed on May 2, 1997 as an exhibit to the Company's Annual
               Report on 10-K for the fiscal year ended February 1, 1997 and incorporated by reference herein.
##             Filed on June 17, 1997 as an exhibit to the Company's Quarterly
               Report on 10-Q for the quarterly period ended May 3, 1997 and incorporated by reference herein.
###            Filed on March 4, 1998 as an exhibit to the Brylane Inc. Current
               Report on Form 8-K and incorporated by reference herein.
####           Filed on May 1, 1998 as an exhibit to the Brylane Inc. Current
               Report on Form 8-K and incorporated by reference herein.
#####          Filed on May 1, 1998 as an exhibit to the Brylane Inc. Annual
               Report on Form 10-K for the fiscal year ended January 31, 1998 and incorporated by reference herein.
######         Filed herewith.
[X]            Management contract or executive compensation plan or
               arrangement.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

          No annual report or proxy material has been sent to security holders during the period from August 30, 1993 through the date hereof.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Representatives of Brylane, L.P.

        We have audited the accompanying consolidated balance sheets of Brylane, L.P., a Delaware limited partnership (the "Partnership"), as of February 1, 1997 and January 31, 1998, and the related consolidated statements of income, cash flows and partnership equity of the Partnership for the years ended February 3, 1996, February 1, 1997, and January 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements of the Partnership referred to above present fairly, in all material respects, the consolidated financial position of the Partnership as of February 1, 1997 and January 31, 1998, and the consolidated results of operations and cash flows for the years ended February 3, 1996, February 1, 1997, and January 31, 1998, in conformity with generally accepted accounting principles.



                                                        COOPERS & LYBRAND L.L.P.

Indianapolis, Indiana
March 27, 1998, except for
  Note 16, as to which the date
  is April 3, 1998

                                 BRYLANE, L.P.
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                                              February 1,       January 31,
                                                                                                 1997              1998
                                                                                              -----------       -----------
                                    ASSETS
                                    ------
CURRENT ASSETS:
   Cash and cash equivalents............................................................      $   3,285         $   5,081
   Deferred receivables, net of allowance for doubtful
     accounts of $1,975 and $1,474, respectively........................................         18,082             8,194
   Accounts receivable, other...........................................................         36,775             7,851
   Inventories..........................................................................        168,821           219,553
   Paper inventory......................................................................          9,790            23,571
   Catalog costs........................................................................         31,222            28,411
   Other................................................................................          6,252             6,426
                                                                                              ---------         ---------
     TOTAL CURRENT ASSETS                                                                       274,227           299,087
Property and equipment, net.............................................................         75,970            77,095
Organization and deferred financing costs...............................................         11,114             4,832
Intangibles and other assets............................................................        343,243           328,487
Deferred tax asset......................................................................            --              1,039
Deferred offering costs.................................................................            680               --
                                                                                              ---------         ---------
     TOTAL ASSETS                                                                             $ 705,234         $ 710,540
                                                                                              =========         =========

                            LIABILITIES AND EQUITY
                            ----------------------
CURRENT LIABILITIES:
   Accounts payable.....................................................................      $  93,928         $ 139,480
   Accrued interest.....................................................................          8,612             7,153
   Accrued expenses.....................................................................         45,356            27,685
   Income taxes payable to partners.....................................................            --              3,866
   Reserve for returns..................................................................         18,603            17,844
   Revolving line of credit - current portion...........................................            --             19,000
   Current portion of long-term debt....................................................         26,000            10,000
                                                                                              ---------         ---------
     TOTAL CURRENT LIABILITIES                                                                  192,499           225,028

Long-term debt..........................................................................        401,362           329,753
Other long-term liabilities.............................................................          6,010             9,010
                                                                                              ---------         ---------
     TOTAL LIABILITIES                                                                          599,871           563,791

Convertible Redeemable Preferred Stock..................................................          1,500             1,370

PARTNERSHIP EQUITY:
   General partner, 2,562,500 units.....................................................         25,625            25,625
   Limited partners, 12,908,945 units at February 1, 1997
     and 17,268,353 units at January 31, 1998...........................................        159,855           254,848
   Reduction for predecessor cost - carryover basis.....................................       (152,067)         (152,067)
   Note receivable from parent..........................................................            --           (113,439)
   Loans to management investors........................................................         (2,490)           (1,025)
   Retained earnings....................................................................         72,940           131,437
                                                                                              ---------         ---------
           Total partnership equity.....................................................        103,863           145,379
                                                                                              ---------         ---------
     TOTAL LIABILITIES AND EQUITY                                                             $ 705,234         $ 710,540
                                                                                              =========         =========

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                                 BRYLANE, L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN THOUSANDS)


                                                                                             FISCAL YEAR ENDED
                                                                            --------------------------------------------------
                                                                            FEBRUARY 3,         FEBRUARY 1,        JANUARY 31,
                                                                               1996                1997               1998
                                                                            -----------         -----------        -----------
                                                                             (53 WEEKS)
Net sales...........................................................        $   601,055         $   705,353        $  1,314,839
Cost of goods sold..................................................            298,983             348,229             677,639
                                                                            -----------         -----------        ------------

Gross margin........................................................            302,072             357,124             637,200

Operating expenses:
  Catalog and advertising...........................................            174,446             186,985             302,232
  Fulfillment.......................................................             37,333              55,450             124,372
  Support services..................................................             37,024              54,422              89,242
  Intangibles and organization cost amortization....................              4,707               6,518              10,972
                                                                            -----------         -----------        ------------
Total operating expenses............................................            253,510             303,375             526,818
                                                                            -----------         -----------        ------------

Operating income....................................................             48,562              53,749             110,382
Interest expense, net...............................................             20,624              24,026              25,450
                                                                            -----------         -----------        ------------
Income before income taxes and extraordinary charge.................             27,938              29,723              84,932

Provision for income taxes (Note 4).................................                 88                 315              (1,030)
                                                                            -----------         -----------        ------------
Net income before extraordinary charge..............................             27,850              29,408              85,962

Extraordinary charge related to early retirement of debt............                --                2,456               6,524
                                                                            -----------         -----------        ------------
Net income..........................................................        $    27,850         $    26,952        $     79,438
                                                                            ===========         ===========        ============



                The accompanying notes are an integral part of
                    the consolidated financial statements.

                                 BRYLANE, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                             FISCAL YEAR ENDED
                                                                            --------------------------------------------------
                                                                            FEBRUARY 3,         FEBRUARY 1,        JANUARY 31,
                                                                               1996                1997               1998
                                                                            -----------         -----------        -----------
                                                                             (53 WEEKS)
OPERATING ACTIVITIES:
  Net income..........................................................      $    27,850         $    26,952        $     79,438
  Impact of other operating activities on cash flows:
    Depreciation......................................................            3,650               4,821              10,376
    Non-recurring inventory charge....................................              569               1,657               3,315
    Extraordinary charge related to early retirement of debt..........              --                2,456               6,524
    Non-cash compensation expense.....................................              --                2,400                 700
    Deferred income taxes.............................................              --                  --               (1,039)
    Amortization:
      Intangibles and organization costs..............................            4,707               6,518              10,972
      Deferred financing costs and discount on notes..................            1,566               1,700               1,190
    Changes in operating assets and liabilities:
      Accounts receivable.............................................             (549)            (15,137)             10,007
      Inventories.....................................................           (4,019)            (32,064)            (54,047)
      Catalog costs and paper inventory...............................           (8,933)             (2,492)            (10,970)
      Interest receivable from Brylane Inc............................              --                  --               (2,257)
      Accounts payable and accrued expenses...........................              479              16,262              27,881
      Accrued interest................................................              831               2,246              (1,459)
      Other assets and liabilities....................................            7,411              (2,296)                780
                                                                            -----------         -----------        ------------
Net cash provided by operating activities.............................           33,562              13,023              81,411
                                                                            -----------         -----------        ------------


INVESTING ACTIVITIES:
  Cash payment in connection with the Chadwick's Acquisition,
    net of cash acquired..............................................              --             (222,951)             32,888
  Cash payments in connection with the KingSize Acquisition,
    net of cash acquired..............................................          (51,975)                --                  --
  Acquisition related fees and expenses paid at closing...............           (1,278)             (6,215)                --
  Capital expenditures................................................           (7,290)             (3,932)            (12,740)
                                                                            -----------         -----------        ------------
Net cash (used in) provided by investing activities...................          (60,543)           (233,098)             20,148
                                                                            -----------         -----------        ------------

FINANCING ACTIVITIES:
  Payments on bank credit facility....................................          (22,524)           (107,476)           (591,162)
  Proceeds from issuance of long-term debt............................           35,000             283,000             416,663
  Borrowing on revolver...............................................              --                5,000             115,500
  Proceeds from initial public offering of Brylane Inc................              --                  --               96,000
  Offering and debt issuance fees and expenses of Brylane Inc.........              --               (7,685)             (9,564)
  Equity contributions from partners..................................              --               51,329                 --
  Proceeds from issuance of preferred stock...........................              --                1,500                 --
  Tax distributions to partners.......................................           (6,562)             (9,854)            (14,809)
  Issuance of note receivable from Brylane Inc........................              --                  --             (115,000)
  Other...............................................................               41                  77               2,609
                                                                            -----------         -----------        ------------
Net cash provided by (used in) financing activities...................            5,955             215,891             (99,763)
                                                                            -----------         -----------        ------------

Cash and cash equivalents, at beginning of year.......................           28,495               7,469               3,285
                                                                            -----------         -----------        ------------
Cash and cash equivalents, at end of year.............................      $     7,469         $     3,285        $      5,081
                                                                            ===========         ===========        ============

Supplemental disclosure of cash flow information:
  Interest paid.......................................................      $    19,328         $    20,581        $     27,434
                                                                            ===========         ===========        ============
  The amount of income taxes paid during each of the periods presented were not material.

Supplemental disclosure of noncash financing activity:
  Purchase price for KingSize acquisition, net of acquisition
    costs.............................................................      $    57,750
  Cash portion of purchase price......................................           52,500
                                                                            -----------
  Partnership units issued for purchase...............................      $     5,250
                                                                            ===========

  Purchase price for Chadwick's acquisition, net of
    acquisition costs (See note 3)....................................                          $   242,954
  Cash portion of purchase price......................................                              222,954
                                                                                                -----------
  Convertible note....................................................                          $    20,000
                                                                                                ===========

  Conversion of note into shares of common stock of Brylane Inc.......                                             $      9,705
                                                                                                                   ============

  Conversion of preferred stock to common stock of Brylane Inc........                                             $        130
                                                                                                                   ============


                The accompanying notes are an integral part of
                    the consolidated financial statements.

                                 BRYLANE, L.P.
                        STATEMENT OF PARTNERSHIP EQUITY
                            (DOLLARS IN THOUSANDS)

                                                                                                        Reduction
                                                                                                           for
                                                                                                       Predecessor
                                           General Partner                Limited Partners                Cost-
                                      -------------------------      ---------------------------        Carryover
                                        Units           Amount          Units            Amount           Basis
                                      ---------        --------      ----------        ---------       -----------
Balance, January 28, 1995.......      2,562,500        $ 25,625       9,985,000        $ 99,850        $ (152,067)
 Net income.....................            --              --              --              --                --
 Sale of units..................            --              --          365,000           5,475               --
 Repurchase of units............            --              --          (10,000)           (121)              --
 Tax distributions payable to
  partners......................            --              --              --              --                --
                                      ---------        --------      ----------        --------        ----------
Balance, February 3, 1996.......      2,562,500          25,625      10,340,000         105,204          (152,067)
 Net income.....................            --              --              --              --                --
 Sale of units..................            --              --        2,573,945          51,441               --
 Repurchase of units............            --              --           (5,000)            (60)              --
 Exchange of stock options......            --              --              --            3,270               --
 Tax distributions payable to
  partners......................            --              --              --              --                --
                                      ---------        --------      ----------        --------        ----------
Balance, February 1, 1997.......      2,562,500          25,625      12,908,945         159,855          (152,067)
 Net income.....................            --              --              --              --                --
 Contribution of proceeds from
  initial public offering of
  Brylane Inc...................            --              --        4,000,000          96,000               --
 Initial public offering
  expenses of Brylane Inc.......            --              --              --           (8,850)              --
 Note receivable from parent....            --              --              --              --                --
 Exchange of stock options......            --              --              --              700               --
 Repayment of management notes..            --              --              --              --                --
 Contribution in exchange for
  convertible note..............            --              --          352,908           9,705               --
 Conversion of preferred stock..            --              --            6,500             130               --
 Exercise of stock options......            --              --              --           (2,674)              --
 Distributions to partners......            --              --              --              (18)              --
 Tax distributions payable to
  partners......................            --              --              --              --                --
                                      ---------        --------      ----------        --------        ----------
Balance, January 31, 1998.......      2,562,500        $ 25,625      17,268,353        $254,848        $ (152,067)
                                      =========        ========      ==========        ========        ==========

                                      Note             Loans to      Accumulated
                                      Receivable       Management    Earnings
                                      from Parent      Investors     (Deficit)           Total
                                      -----------      ----------    -----------         -----
Balance, January 28, 1995.......              --       $  (2,453)    $  30,822         $   1,777
 Net income.....................              --             --         27,850            27,850
 Sale of units..................              --            (112)          --              5,363
 Repurchase of units............              --              50           --                (71)
 Tax distributions payable to
  partners......................              --             --         (7,732)           (7,732)
                                       ----------      ---------     ---------         ---------
Balance, February 3, 1996.......              --          (2,515)       50,940         $  27,187
 Net income.....................              --             --         26,952            26,952
 Sale of units..................              --             25            --             51,466
 Repurchase of units............              --             --            --                (60)
 Exchange of stock options......              --             --            --              3,270
 Tax distributions payable to
  partners......................              --             --         (4,952)           (4,952)
                                       ----------      ---------     ---------         ---------
Balance, February 1, 1997.......              --          (2,490)       72,940           103,863
 Net income.....................              --             --         79,438            79,438
 Contribution of proceeds from
  initial public offering of
  Brylane Inc...................              --             --            --             96,000
 Initial public offering
  expenses of Brylane Inc.......              --             --            --             (8,850)
 Note receivable from parent....       $ (113,439)           --            --           (113,439)
 Exchange of stock options......              --             --            --                700
 Repayment of management notes..              --           1,465           --              1,465
 Contribution in exchange for
  convertible note..............              --             --            --              9,705
 Conversion of preferred stock..              --             --            --                130
 Exercise of stock options......              --             --            --             (2,674)
 Distributions to partners......              --             --            --                (18)
 Tax distributions payable to
  partners......................              --             --        (20,941)          (20,941)
                                       ----------      ---------     ---------         ---------
Balance, January 31, 1998.......       $ (113,439)     $  (1,025)    $ 131,437         $ 145,379
                                       ==========      =========     =========         =========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                 BRYLANE, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF OPERATIONS:

     Brylane is a leading catalog retailer of special-size and regular-size women's and men's apparel. The women's catalogs market apparel in the budget and low to moderate price range and the men's catalogs market apparel in the moderate price range. Brylane services the special-size customer through its Lane Bryant, Roaman's, Jessica London and KingSize (men's) catalogs, and the regular-size customer through its Chadwick's, Lerner, Bridgewater and Brett (men's) catalogs. Brylane also markets apparel to these same customer segments through four catalogs which it distributes under licensing arrangements with Sears Shop at Home Services, Inc. ("Sears").

     Brylane's merchandising strategy is to provide valued-priced, private label apparel with a consistent quality and fit, to concentrate on apparel with limited fashion risk and to offer a broader selection of sizes and styles in special-size apparel than can be found at most retail stores and in other competing catalogs. Each of Brylane's catalogs offers its customers contemporary, traditional and basic apparel.

(2)  ORGANIZATION AND BASIS OF FINANCIAL STATEMENT PRESENTATION:

Brylane Acquisition

     In August 1993, certain affiliates of Freeman Spogli & Co. Incorporated ("FS&Co.") and of The Limited, Inc. ("The Limited") formed Brylane, L.P. ("Brylane" or the "Partnership"), a Delaware limited partnership, and acquired the Lane Bryant, Roaman's and Lerner catalog businesses (the "Brylane Acquisition") formerly conducted by certain direct and indirect subsidiaries of The Limited ("Predecessor"). The aggregate purchase price was $335 million, and for accounting purposes, the transaction was accounted for on the effective date of August 1, 1993.

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

     The Brylane Acquisition has been accounted for utilizing the purchase method of accounting. The continuing interest of certain affiliates of The Limited in Brylane was reflected at The Limited's historical basis (carryover basis). For the proportionate interests of the affiliates of FS&Co. and members of management who invested in the transaction, the purchase price was allocated to the assets and liabilities of Brylane at their estimated fair values as determined based on management's estimates. Partners' capital and the basis of the transferred assets have been reduced for predecessor cost carryover basis.

Initial Public Offering

     On February 26, 1997, in connection with the initial public offering of Brylane Inc. ("Initial Public Offering"), Brylane, L.P. became a wholly-owned subsidiary of Brylane Inc. pursuant to the First Amended and Restated Incorporation and Exchange Agreement (the "Exchange Agreement"), whereby certain affiliates of FS&Co., The Limited, M&P Distributing Company, WearGuard, Leeway & Co., and NYNEX exchanged their shares of common stock of VP Holding Corporation or ownership interests in the Partnership, except for the TJX noteholder ("TJX Noteholder"), for 14,926,778 shares of $.01 par value common stock ("Common Stock") of Brylane Inc. (the "Exchange Transaction"). Additionally, pursuant to their respective stock subscription agreements with VP Holding Corporation, members of management and others exchanged their shares of common stock of VP Holding Corporation for an aggregate of 544,667 shares of Common Stock of Brylane Inc. In connection with the Exchange Transaction, Brylane, L.P. retained all of its assets, operations and liabilities.

                                 BRYLANE, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Financial Statement Presentation

     The consolidated financial statements include the accounts of Brylane and its wholly-owned subsidiaries and partnerships, including Brylane Capital Corp., B.L. Management Services, Inc., B.L. Catalog Distribution, Inc., B.L. Management Services Partnership, B.L. Catalog Distribution Partnership, B.N.Y. Services Corp., K.S. Management Services, Inc., C.O.B. Management Services, Inc. and Chadwick's Tradename Sub., Inc. These entities are collectively referred to as Brylane or the Partnership. Material transactions between the consolidated entities have been eliminated. Each of the wholly-owned subsidiaries and partnerships of Brylane (collectively, the "Subsidiary Guarantors") has guaranteed the Partnership's 10% Senior Subordinated Notes due 2003 (the "Notes"). Separate financial statements of these Subsidiary Guarantors have not been included as the subsidiaries guarantee the Notes on a full, unconditional, and joint and several basis. Management believes that the aggregate assets, liabilities, earnings, and equity of the Subsidiary Guarantors are currently inconsequential to Brylane on a consolidated basis, both individually and on a combined basis, and that information provided in separate financial statements of the Subsidiary Guarantors is not deemed material to the readers of the financial statements.

     Effective July 6, 1996, KingSize Catalog Sales, L.P., and KingSize Catalog Sales, Inc. were merged into Brylane. All of the assets and liabilities of these entities were transferred to Brylane, which continues to run the KingSize Big & Tall catalog business.

(3)  ACQUISITIONS:

     In October 1995, KingSize Catalog Sales, L.P., an Indiana limited partnership and an indirect wholly-owned entity of Brylane ("KingSize Partnership"), completed the acquisition of the assets of the KingSize division of WearGuard Corporation ("WearGuard"), a wholly-owned subsidiary of ARAMARK Corporation (the "KingSize Acquisition"). The business acquired is a catalog business devoted to big and tall men's apparel, footwear and related accessories. Brylane, L.P. paid to WearGuard $52.5 million in cash and issued to WearGuard 350,000 newly issued limited partnership units in Brylane, L.P. Brylane, L.P. financed the cash portion of the purchase price out of available funds as well as additional borrowings under its 1993 bank credit facility ("1993 Bank Credit Facility"). The Partnership acquired the inventory, contracts, customer lists, goodwill, accounts receivable and certain equipment relating to the operation of the business, assumed certain liabilities, and entered into a noncompetition agreement.

     For accounting purposes, the KingSize Acquisition was recorded using the purchase method of accounting as of the effective date of October 1, 1995. Brylane's financial statements include the results of KingSize on a consolidated basis from the effective date of the acquisition. The purchase price, including acquisition costs of $1.4 million, was allocated to the assets and liabilities of KingSize at their estimated fair values. The fair values of assets and liabilities were determined based on management's estimates. The allocation of the purchase price is as follows (in thousands):

Current assets..........................       $ 10,737
Property and equipment..................            331
Intangibles and other assets............         51,903
Liabilities assumed.....................         (3,821)
                                               --------
                                               $ 59,150
                                               ========

     In December 1996, Brylane, L.P. completed the acquisition of certain assets of the Chadwick's of Boston catalog division ("Chadwick's") of Chadwick's, Inc., a wholly-owned subsidiary of The TJX Companies ("TJX") (the "Chadwick's Acquisition"). Chadwick's is a catalog business devoted to selling off-price women's career, casual and social apparel. The Chadwick's Acquisition included the purchase of inventory, property, plant and equipment, customer lists, trademarks, goodwill and the assumption of certain liabilities relating to the business by the Partnership. In addition, the parties entered into a services agreement, as well as an inventory purchase agreement pursuant to which TJX has committed to purchase certain amounts of Chadwick's excess inventory through January 2000.

     Brylane, L.P. paid TJX $189.8 million (net of purchase price adjustments of $32.9 million) and issued to the TJX Noteholder a $20.0 million Convertible Redeemable Note due 2006 (approximately $9.7 million of which was converted by

                                 BRYLANE, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TJX into shares of Common Stock sold). To fund a portion of the cash paid in connection with the Chadwick's Acquisition and to repay its existing indebtedness under its 1993 Bank Credit Facility, the Partnership entered into the 1996 bank credit facility ("1996 Bank Credit Facility") and received aggregate new equity of $51.3 million from certain affiliates of FS&Co., Leeway & Co., NYNEX and WearGuard.

     For accounting purposes, the Chadwick's Acquisition has been recorded using the purchase method of accounting. Brylane's financial statements include the results of Chadwick's on a consolidated basis from the closing date of the acquisition. The purchase price, reflecting adjustments of $32.9 million and acquisition costs of $7.1 million, has been allocated to the assets and liabilities of Chadwick's at their estimated fair values. The fair values of assets and liabilities have been determined based on management's estimates. The allocation of the purchase price is as follows (in thousands):

Current assets.......................         $  89,990
Property and equipment...............            45,805
Intangibles and other assets.........           179,734
Liabilities assumed..................           (97,944)
                                              ---------
                                              $ 217,585
                                              =========

     The following unaudited pro forma results of operations for the year ended February 1, 1997 assumes that the Chadwick's Acquisition occurred as of February 4, 1996. In preparing the pro forma information, certain adjustments related to the Chadwick's Acquisition have been made for (i) the amortization of goodwill and other intangible assets created in the Chadwick's Acquisition; (ii) the interest expense on the net increase in indebtedness which was used to finance a portion of the purchase price; (iii) the sale of deferred billing receivables to Alliance Data Systems Corporation ("ADS"); (iv) the non-recurring charge related to the valuation of the acquired inventory; (v) the amortization of deferred financing fees related to the 1996 Bank Credit Facility and the write-off and reduction of amortization expense related to the repayment of the 1993 Bank Credit Facility; and (vi) the elimination of interest expense and federal and state taxes related to Chadwick's as a division of TJX.

     The pro forma information is provided for informational purposes only. It is based on historical information and does not purport to be indicative of the results that actually would have occurred had the Chadwick's Acquisition been made as of the indicated date or of results which may occur in the future (in thousands):

                                                 UNAUDITED
                                              For the fiscal
                                                year ended
                                             February 1, 1997
                                             ----------------
Net sales..........................          $      1,167,527
Operating income...................                    87,118
Net income.........................                    49,246

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

Fiscal Year

     Brylane's fiscal year ends on the Saturday closest to January 31 and consists of 52 or 53 weeks. Brylane's fiscal years ended February 1, 1997 and January 31,1998 consisted of 52 weeks, and the fiscal year ended February 3, 1996 consisted of 53 weeks. The fiscal year is designated in the notes to the financial statements by the calendar year in which the fiscal year commences.

                                 BRYLANE, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents

     Brylane considers amounts on deposit with financial institutions and money market investments with initial maturities of three months or less to be cash equivalents.

Accounts Receivable

     Brylane, L.P. sells eligible accounts receivable generated through Chadwick's deferred billing programs to ADS (See note (14) "Related Party Transactions"). All sales are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which was effective for transactions occurring after December 31, 1996. Costs associated with these transactions are included in operations. Deferred billing accounts receivable balances are net of allowance for doubtful accounts of $2.0 million and $1.5 million at February 1, 1997 and January 31, 1998, respectively.

Inventories

     Merchandise inventories are stated at the lower of cost or market, principally valued on the average cost basis under a standard costing system or using the retail method of accounting, except for inventories attributable to the initial investment in KingSize and Chadwick's which were recorded at estimated fair value (allocated costs). A non-recurring inventory charge representing the estimated fair value in excess of its original historical cost, as of the date of the KingSize Acquisition, was fully amortized in fiscal 1995 ($.6 million). A non-recurring inventory charge representing the estimated fair value, as of the date of the Chadwick's Acquisition, of inventory in excess of its original historical cost was amortized partly during fiscal year 1996 ($1.7 million) with the remainder being amortized during fiscal year 1997 ($3.3 million).

Catalog Costs

     Catalog costs primarily consist of catalog production and mailing costs that have not yet been fully amortized. Catalog costs are amortized over the expected revenue stream, which is approximately three months from the date catalogs are mailed as determined based on management's estimates.

Property and Equipment

     Additions to property and equipment are recorded at cost. Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from 10-30 years for buildings and improvements, the lesser of 10 years or the life of the lease for leasehold improvements and 3-10 years for other property and equipment. The cost and related accumulated depreciation or amortization of assets sold or retired are removed from the accounts, with any resulting gain or loss included in net income. Repairs and maintenance are charged to expense as incurred; renewals and betterments which extend service lives are capitalized. The Company's policy is to expense as incurred internally developed software costs.

Organization and Deferred Financing Costs

     Organization costs of $.3 million relate to the formation of Brylane and its wholly-owned subsidiaries and partnerships. Such costs are amortized over five years using the straight-line method. Original deferred financing costs of $11.8 million incurred in connection with the Brylane Acquisition were capitalized and amortized over the term of the related debt using the effective interest method. In connection with the repayment of the 1993 Bank Credit Facility in December 1996, a pro rata portion of the deferred financing fees of $2.5 million associated with the obligations to be repaid were written off as a charge to operations. The remaining balance continues to be amortized over the remaining life of the related obligations. Deferred financing costs of $7.0 million incurred in connection with the 1996 Bank Credit Facility were capitalized and amortized over the term of the related debt using the effective interest method. In connection with the repayment of the 1996 Bank Credit Facility in April 1997, deferred financing fees of $4.1 million (net of related taxes) were written off as a charge to operations. Deferred financing costs of $1.2 million incurred in connection with the amended 1997

                                 BRYLANE, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

bank credit facility ("Amended 1997 Bank Credit Facility") were capitalized and are amortized over the term of the related debt using the effective interest method. Accumulated amortization of organization and deferred financing costs at February 1, 1997 and January 31, 1998 were $5.5 million and $6.1 million, respectively.

Intangible Assets

     Intangible assets associated with the Brylane Acquisition include trademarks of $8.8 million, customer lists of $2.2 million and goodwill of $114.5 million. Subsequent to October 4, 1997 in connection with the repurchase of common stock, the amortization of the remaining trademark agreement of $7.6 million was accelerated to a ten-year period in accordance with the provisions of the trademark agreement. Such intangibles are amortized over a 30-year composite life using the straight-line method. Accumulated amortization of intangible assets was $14.6 million, and $18.9 million at February 1, 1997, and January 31, 1998, respectively. Intangible assets associated with the KingSize Acquisition include customer lists of $.5 million, a noncompetition agreement of $.3 million, and goodwill of $50.8 million. Amortization is computed using the straight-line method over a life of eight years for the customer lists, five years for the noncompetition agreement, and 40 years for goodwill. Accumulated amortization was $1.9 million and $3.3 million, at February 1, 1997, and January 31, 1998, respectively. Intangible assets associated with the Chadwick's Acquisition include customer lists of $4.0 million and goodwill of $175.7 million. Amortization is computed using the straight-line method over a life of five years for the customer lists and 40 years for goodwill. Accumulated amortization was $.9 million and $6.1 million at February 1, 1997 and January 31, 1998, respectively.

     Brylane's policy is to periodically review the value assigned to goodwill to determine if it has been permanently impaired by adverse conditions which might affect Brylane. Such reviews include an analysis of current results and take into consideration the discounted value of projected operating cash flow (earnings before interest, taxes and depreciation and amortization).

Income Taxes

     Under the partnership form of doing business, the tax effects of profits and losses of the Partnership are incurred by the partners. Brylane makes cash advances and annual distributions to partners in amounts sufficient for the partners to pay income taxes on their ratable share of taxable income. As a result, the provision for income taxes for the years ended February 3, 1996, February 1, 1997 and January 31, 1998 represents federal, state and local income taxes relating only to taxable income of the C-corporations included in the consolidated financial statements.

Revenue Recognition

     Sales are recorded at the time of shipment. Brylane provides a reserve for estimated merchandise returns, based on its prior customer returns experience.

Stock Option Plan

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Awards of Stock-Based Compensation to Employees", which is effective for fiscal years beginning after December 15, 1995. SFAS No.123 provides alternative accounting treatment to Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", with respect to stock-based compensation and requires certain additional disclosures. Brylane adopted the disclosure requirements of SFAS No. 123 in the first quarter of 1996, but has elected to continue to measure compensation costs following present accounting rules under APB Opinion No. 25. (See note (8) "Stock Option Plans").

Reclassifications

     Certain reclassifications have been made to the previous years' financial statements to conform with the 1997 financial statement presentation. Such reclassifications had no effect on previously reported net income.

                                 BRYLANE, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  PROPERTY AND EQUIPMENT:

     Property and equipment are recorded at cost. Property and equipment consist of (in thousands):

                                                  February 1,       January 31,
                                                     1997              1998
                                                  -----------       -----------
Land, buildings and improvements..............    $    42,455       $    42,540
Furniture, fixtures and equipment.............         44,184            53,043
Leasehold improvements........................          2,397             2,732
                                                  -----------       -----------
                                                       89,036            98,315

Accumulated depreciation and amortization.....         13,066            21,220
                                                  -----------       -----------
Property and equipment, net...................    $    75,970       $    77,095
                                                  ===========       ===========

(6)  LONG-TERM DEBT:

     To finance the Brylane Acquisition, Brylane secured financing through proceeds from the 1993 Bank Credit Facility and the sale of the Notes. In connection with the Chadwick's Acquisition, Brylane repaid the 1993 Bank Credit Facility and entered into a 1996 Bank Credit Facility. On April 30, 1997, Brylane entered into a 1997 bank credit facility which it amended on October 20, 1997, the Amended 1997 Bank Credit Facility. The Amended 1997 Bank Credit Facility and Notes are fully and unconditionally guaranteed, jointly and severally, by the Subsidiary Guarantors. Amounts outstanding under long-term debt agreements are as follows (in thousands):

                                                                                                     February 1,        January 31,
                                                                                                        1997               1998
                                                                                                     -----------        -----------
1996 Bank Credit Facility ("Tranche A Term Loan"), bearing interest at the rate of
  (i) a margin over the higher of prime rate or federal funds rate plus 0.5% or
  (ii) a margin over LIBOR.  At February 1, 1997, the rate was LIBOR plus 2.0%.
  Various maturities through 2001...............................................................     $   213,000        $       --

1996 Bank Credit Facility Tranche B Term Loan ("Tranche B Term Loan"), bearing interest at (i) a margin over the higher of prime rate or federal funds rate plus
  0.5% or (ii) a margin over LIBOR.  At February 1, 1997 the rate was LIBOR plus
  2.5%.  Various maturities through February 2003...............................................          70,000                --

1996 Bank Credit Facility revolving loan ("1996 Revolving Credit Facility"), maximum
  borrowings of $125,000, sublimit for letters of credit $75,000................................             --                 --

Amended 1997 Bank Credit Facility ("Term Loan"), bearing interest at (i) a margin over the higher of prime rate or the federal funds rate plus 0.5% or (ii) a margin over LIBOR.  At January 31, 1998, the rate was LIBOR plus 1.25%.  Various maturities
  through August 2002...........................................................................             --             175,000

Amended 1997 Bank Credit Facility revolving loan ("Revolving Credit Facility"), maximum borrowings of $200,000 sublimit for letters of credit $75,000 and sublimit
  for swingline loans $15,000...................................................................             --              49,000

Convertible subordinated note, bearing interest at the rate of 6% per annum, maturing
  December 9, 2006..............................................................................          20,000             10,295

Senior subordinated notes, bearing interest at the rate of 10.0% per annum, maturing
  September 1, 2003.............................................................................         125,000            125,000
                                                                                                     -----------        -----------

                                                                                                         428,000            359,295
  Discount on senior subordinated notes.........................................................            (638)              (542)

                                                                                                     -----------        -----------
                                                                                                         427,362            358,753
  Less current portion..........................................................................         (26,000)           (29,000)

                                                                                                     -----------        -----------
                                                                                                     $   401,362        $   329,753
                                                                                                     ===========        ===========


     In addition to scheduled maturities on the Term Loan, Brylane is obligated to make certain mandatory prepayments of the loans and the Revolving Credit Facility under certain circumstances. Mandatory prepayment of the Term Loan is based on Brylane's excess cash flow, as defined. Mandatory prepayments, if any, are applied to reduce the principal amount of the Term Loan.

                                 BRYLANE, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At February 1, 1997, and January 31, 1998, interest terms available to Brylane for borrowings similar to the Term Loan and the Convertible Subordinated Note were similar to those presently provided under the Amended 1997 Bank Credit Facility and the Convertible Subordinated Note. Accordingly, the recorded obligations under the Term Loan and the Convertible Subordinated Note approximated the fair value at February 1, 1997 and January 31, 1998.

     Based on quoted market prices at February 1, 1997 and January 31, 1998 the fair market value of the Notes was approximately $130.3 million and $132.7 million, respectively. The change in fair market value is primarily attributable to changes in bond ratings and market interest rates.

     The 1996 Bank Credit Facility contained certain financial covenants which required Brylane to meet financial ratios and tests, including a minimum adjusted net worth test, a minimum fixed charge coverage ratio and a minimum cash flow to net debt ratio. In addition, the 1996 Bank Credit Facility contained covenants customarily found in credit agreements of such type including, among other things, limitations on indebtedness, liens, asset sales, distributions and other restricted payments, acquisitions, mergers, investments, capital expenditures and prepayment or amendment of certain indebtedness. At February 1, 1997, Brylane was in compliance with the required covenants.

     The Amended 1997 Bank Credit Facility contains certain financial covenants which require Brylane to meet financial ratios and tests, including a maximum debt to cash flow ratio, a minimum fixed charge coverage ratio, and a minimum net worth test. In addition, the Amended 1997 Bank Credit Facility contains covenants customarily found in credit agreements including, among other things, limitations on indebtedness, liens, Asset Sales (as defined), partnership distributions and other restricted payments, mergers and certain acquisitions, investments, transactions with affiliates, capital expenditures, the prepayment or amendment of certain indebtedness, the granting of certain negative pledges and the amendment of material agreements. At January 31, 1998, Brylane was in compliance with the required covenants.

     The obligations of Brylane under the Amended 1997 Bank Credit Facility are collateralized by the intangible assets of the Partnership.

     As of February 1, 1997, Brylane had no borrowings under the Revolving Credit Facility and as of January 31, 1998, Brylane had $49.0 million in borrowings under the Revolving Credit Facility. After giving effect to the issuance of letters of credit for $47.9 million and $49.1 million, respectively, Brylane had additional capacity under the Revolving Credit Facility of approximately $77.1 million and $101.9 million, respectively. As of February 1, 1997 and January 31, 1998, the aggregate principal balance outstanding under the Term Loans of the 1996 and Amended 1997 Bank Credit Facility was $283.0 million and $224.0 million, respectively.

     At January 31, 1998, annual maturities of long-term debt by fiscal year are as follows (in thousands):

1998.......................    $ 29,000
1999.......................      20,000
2000.......................      40,000
2001.......................      70,000
2002.......................      65,000
Thereafter.................     135,295
                               --------
Total debt.................    $359,295
                               ========

(7)  OPERATING LEASES:

     Brylane leases office, outlet store and warehouse space and equipment under leasing arrangements classified as operating leases which expire at various times through fiscal 2012. Rent expense under these leases was $5.8 million, $6.6 million and $8.7 million in the fiscal years 1995, 1996, and 1997, respectively.

                                 BRYLANE, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Future minimum lease payments required under these leases at January 31, 1998, are as follows (in thousands):

1998.......................    $ 8,991
1999.......................      8,033
2000.......................      6,348
2001.......................      4,849
2002.......................      4,248
Thereafter.................     20,244
                               -------
                               $52,713
                               =======

(8)  STOCK OPTION PLANS:

1996 Performance Option Plan

     In connection with the Initial Public Offering of Brylane Inc., the Company adopted the Brylane Inc. 1996 Performance Stock Option Plan (the "Brylane 1996 Performance Option Plan"), which acts as the successor to the Partnership's 1993 Performance Partnership Unit Option Plan (as amended, the "1993 Option Plan") which was adopted in connection with the Brylane Acquisition. An aggregate of 779,584 shares of Common Stock have been reserved for issuance under the Brylane 1996 Performance Option Plan.

     In connection with the Chadwick's Acquisition, the Board of Representatives of the Partnership authorized an amendment to the existing option agreement that revised the performance criteria for the vesting of the options, and changed the outside vesting date of the options from August 30, 2008 to August 30, 2002 and reduced the term from 16 to 10 years. In addition, the exercise price of the options outstanding under the 1993 Option Plan was increased from $10.00 per partnership unit to $15.00 per partnership unit. In accordance with APB Opinion No. 25, the options were deemed to have a new measurement date. Based on the new measurement date, the Partnership incurred non-cash compensation expense of $2.4 million in the fourth quarter of 1996 and $0.7 million in fiscal 1997. Unless canceled due to termination of employment, all options became exercisable on January 31, 1998 and terminate 10 years from date of grant.

                                              1995         1996          1997
                                            --------     ---------     --------
Outstanding at beginning of year.........    615,209       622,709      644,584
Granted..................................     15,000       669,584          --
Cancelled................................     (7,500)     (647,709)     (25,000)
                                            --------     ---------     --------
Outstanding at end of year...............    622,709       644,584      619,584
                                            ========     =========     ========

Options exercisable at year-end..........        --            --       619,584

Weighted-average fair value of
 options granted during the year.........   $   9.71     $    9.99          --

1996 Option Plan

     In connection with the Initial Public Offering of Brylane Inc., the Partnership adopted the Brylane Inc. 1996 Stock Option Plan (the "Brylane 1996 Option Plan"), which acts as the successor to the Partnership's 1995 Partnership Unit Option Plan (as amended, the "1995 Option Plan") which was adopted in connection with the Brylane Acquisition. As amended, an aggregate of 1,700,000 shares of Common Stock have been reserved for issuance under the Brylane 1996 Option Plan. Other than as described below, unless canceled due to termination of employment, all options become exercisable in three equal annual installments on the first, second and third anniversaries of the date of original grant.

                                 BRYLANE, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In connection with the Chadwick's Acquisition, Chadwick's employees were granted substitute options in exchange for options previously granted by TJX. The term, exercise price and vesting criteria of the replacement options were determined to preserve the economic value of the options being exchanged. The granting of the options resulted in an adjustment to the Chadwick's Acquisition purchase price of $0.9 million for the related compensation expense.

     A summary of Brylane's 1996 Option Plan as of February 3, 1996, February 1, 1997 and January 31, 1998, and changes during the years ending on those dates is presented below:

                                                      1995                        1996                        1997
                                              ----------------------      ----------------------      ----------------------
                                                           Weighted-                   Weighted-                   Weighted-
                                                            Average                     Average                     Average
                                                           Exercise                    Exercise                    Exercise
                                               Units        Price         Units         Price         Shares        Price
                                              -------      ---------      -------      ---------      -------      ---------
Outstanding at beginning of year........          --                      123,750      $ 15.00        464,604      $ 16.50
Granted.................................      123,750      $ 15.00        340,854        17.04        268,597        35.92
Cancelled...............................          --                          --                      (32,686)       18.58
Exercised...............................          --                          --                      (79,666)       14.34
                                              -------                     -------                     -------
Outstanding at end of year..............      123,750        15.00        464,604        16.50        620,849        25.07

Options exercisable at year-end.........          --                       41,250                     123,387

Weighted-average fair value of
  options granted during the year.......                   $  5.81                     $  9.69                     $ 11.58


     The following table summarizes information about the 1996 Option Plan at January 31, 1998:

                              OPTIONS OUTSTANDING
--------------------------------------------------------------------------------
                          Number          Weighted-Average
   Range of           Outstanding At         Remaining          Weighted-Average
Exercise Prices      January 31, 1998     Contractual Life       Exercise Price
---------------      ----------------     ----------------      ----------------
   $ 5 to 10              26,435             7.7 years            $ 6.05
   $11 to 15             110,091             4.6 years             15.00
   $16 to 30             226,073             6.8 years             18.95
   $31 to 41             258,250             6.4 years             36.10
                         -------
   $ 5 to 41             620,849             6.3 years             25.07
                         =======

                              OPTIONS EXERCISABLE
          ----------------------------------------------------------
                                   Number
             Range of           Exercisable At      Weighted-Average
          Exercise Prices      January 31, 1998     Exercise Price
          ----------------------------------------------------------
             $ 5 to 10               5,679              $ 7.46
             $11 to 15              68,008               15.00
             $16 to 20              49,700               19.26
                                   -------
             $ 5 to 20             123,387               16.37
                                   =======

Pro Forma Disclosures Under Statement of Financial Accounting Standards No. 123

     Pro forma information regarding net income as required by SFAS No. 123 has been determined as if Brylane accounted for its stock options under the fair value approach. The fair value of each option is estimated on the date of grant using the Black-Scholes model with the following assumptions:

                                 BRYLANE, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      1995        1996        1997
                                                      ----        ----        ----
Weighted-average risk-free interest rate.....          5.99%       6.04%       5.87%
Weighted-average expected life (years).......          5.00        5.25        3.99
Expected volatility..........................          31.2%       31.2%       28.5%

    Had compensation costs been determined based on the fair value method of SFAS No. 123, Brylane's net income would have been adjusted to the pro forma amounts indicated below. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period (in thousands).

                                    1995         1996         1997
                                    ----         ----         ----
Net income:
    As reported...............     $27,850      $26,952      $79,438
    Pro forma.................      27,658       28,351       76,589

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because Brylane options have characteristics significantly different from those of traded options, and because changes in subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its stock options. The pro forma disclosures provided above may not be representative of the effects on reported net income for future years.

(9)  STOCK SUBSCRIPTION PLAN:

     In connection with the Initial Public Offering of Brylane Inc., the Partnership adopted the Brylane Inc. 1996 Stock Subscription Plan (the "Brylane Subscription Plan") which is the successor of the Brylane, L.P. Subscription Plan, whereby officers, certain key employees and a member of the Board of Representatives may purchase interests in Brylane Inc. The portion of the purchase price received in the form of promissory notes is recorded as a reduction of stockholders' equity. The price at which the units are purchased is set at fair value at the date of issuance.

                                 BRYLANE, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Activity under the Stock Subscription Plan for fiscal 1995, fiscal 1996 and fiscal 1997 follows:

                                                                                           Average
                                                                         Number of        Price Per
                                                                        Units/Shares      Unit/Share
                                                                        ------------      ----------
Units outstanding, January 28, 1995.............................             500,500        $  10.00
Activity during 1995:
    Issued......................................................              15,000           15.00
    Repurchased.................................................             (10,000)          12.10
                                                                            --------        --------
Units outstanding, February 3, 1996.............................             505,500           10.15
Activity during 1996:
    Issued......................................................               7,500           15.00
    Repurchased.................................................              (5,000)          12.10
                                                                            --------        --------
Units outstanding, February 1, 1997.............................             508,000           10.22
Activity during 1997:
    Issued......................................................                 --              --
    Repurchased.................................................                 --              --
    Shares sold.................................................            (160,022)
                                                                            --------        --------
Shares outstanding, January 31, 1998............................             347,978        $  10.22
                                                                            ========        ========

(10) RETIREMENT PLAN:

     Effective August 30, 1993, Brylane adopted the Brylane, L.P. Savings and Retirement Plan (the "Retirement Plan"). All of the Partnership's employees who have attained twenty-one years of age and have completed one year of service are eligible to participate in the Retirement Plan. Eligible employees can contribute up to the lesser of $9,500 or ten percent of their compensation to the Retirement Plan on a pre-tax basis. Brylane will match up to three percent of the participants' eligible compensation. Brylane is required to make additional contributions to the Retirement Plan equal to four percent of each participant's compensation up to the Social Security taxable wage base and equal to seven percent of each participant's compensation which exceeds that amount. An additional one percent of eligible compensation is contributed on behalf of those participants who have completed at least five years of service. Brylane's contributions begin to vest after three years of service, at which time such contributions are 20% vested. Thereafter, the contributions vest at a rate of 20% each year so that Brylane's contributions are fully vested after seven years of service. Brylane's cost under these plans was $2.9 million, $3.6 million and $5.9 million in the fiscal years 1995, 1996, and 1997, respectively.

     As a result of the Chadwick's Acquisition, Brylane participates in a multi-employer plan that provides defined benefits to its union employees. Brylane's expense for this plan for the eight-weeks ended February 1, 1997 and the year ended January 31, 1998 amounted to $252,750 and $1.8 million, respectively.

(11) INCOME TAXES:

     The reporting entity is a partnership and is therefore not subject to federal and state income taxes. The provision for income taxes for the years ended February 3, 1996, February 1, 1997, and January 31, 1998 represents federal, state and local income taxes (benefit) relating only to the income
(loss) of the C-corporations included in the consolidated financial statements. There is no significant difference between the tax expense (benefit) from those entities determined at statutory rates and the recorded amounts.

                                 BRYLANE, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) CONVERTIBLE REDEEMABLE PREFERRED STOCK:

     In connection with the Chadwick's Acquisition, certain members of Chadwick's management purchased 75,000 shares of VP Holding Corporation Series A Convertible Redeemable Preferred Stock for a purchase price of $1.5 million. These shares were converted to shares of Convertible Redeemable Preferred Stock of Brylane Inc. upon consummation of the Exchange Transaction. The shares of Brylane Inc. Series A Convertible Redeemable Preferred Stock vest in three equal annual installments beginning one year from the date of purchase and may not be transferred or redeemed at the option of the holder for three years from their date of purchase; thereafter, they may be transferred only after first offering such shares to Brylane Inc. The redemption price has been set at $20 per share (as appropriately adjusted for stock dividends, reclassifications or splits). One third of the Brylane Inc. Series A Convertible Redeemable Preferred Stock vested on December 9, 1997. Six thousand five hundred shares were converted to common stock.

(13) PARTNERSHIP EQUITY:

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

(14) RELATED PARTY TRANSACTIONS:

     On August 30, 1993 (amended July 1, 1995), Brylane entered into a Credit Card Agreement with World Financial Network National Bank ("World Financial") a wholly-owned subsidiary of ADS, a joint venture 60% owned by affiliates of Welsh Carson Anderson & Stowe and 40% owned by The Limited, Inc., pursuant to which World Financial provides credit to customers of Brylane, issues five proprietary credit cards and processes credit card transactions for a fee. The total expense amounted to $10.3 million, $10.0 million and $10.1 million in fiscal 1995, 1996, and 1997, respectively. In addition, Brylane sold accounts receivable to ADS and incurred discount and processing fees of $142,000 and $14.1 million in the fiscal years 1996 and 1997, respectively.

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

     In October 1997, concurrent with the most recent secondary offering, Brylane Inc., parent company of the Partnership, repurchased 2,500,000 shares of Common Stock for $115,000,000. As part of the transaction a note receivable from Brylane Inc. is due to the Partnership for the amount of the repurchase of shares. In connection with the repurchase, the Partnership amended the 1997 Bank Credit Facility in October 1997 to provide the additional financing to fund, in part, the repurchase of those shares. The note accrues interest monthly, based on the current interest rate payable in the Amended 1997 Bank Credit Facility. The note is paid down as stock options are exercised. No principal payments have been scheduled for fiscal 1998. The balance of the note receivable at January 31, 1998 is $113.4 million and interest earned on the note in fiscal 1997 amounted to $2.3 million.

                                 BRYLANE, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) COMMITMENTS AND CONTINGENCIES:

     Brylane is involved in various legal proceedings that are incidental to the conduct of its business. Although the amount of any liability with respect to these proceedings cannot be determined, in the opinion of management after consultation with legal counsel, any such liability will not have a material adverse effect on the financial position or results of operations of Brylane.

     The Company is under audit by the Indiana Department of Revenue ("IDR") and anticipates an assessment will be issued. Based on discussions with the IDR, the Company currently projects that the assessment, adjusted for the federal tax benefit, will aggregate approximately $2.3 million including interest. The Company intends to vigorously contest this assessment, and believes it has made adequate provision such that final settlement of its Indiana tax liability for the years under audit will not have a material adverse effect on its consolidated financial statements.

(16) SUBSEQUENT EVENT:

     On April 3, 1998, Brylane announced that Pinault-Printemps-Redoute, S.A. ("PPR"), of France, a leading retailer of consumer goods and distributor of electrical supplies, completed the purchase of approximately 43.7% of the Common Stock of Brylane Inc. for $51 per share from Freeman Spogli & Co. Incorporated and The Limited, Inc., as well as certain other shareholders, including certain members of management. PPR, listed on the Paris Bourse, is the parent company of La Redoute, the largest catalog retailer in France.