Form 10-Q
period 1998-05-02
BRYLANE L P
filed 1998-06-12
CIK 912274

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(MARK ONE)
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 2, 1998

OR
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:    33-69532





BRYLANE, L.P.
(Exact name of registrant as specified
 in its charter)

DELAWARE . . . . . . . . . . . . . . . . .  35-1895382
(State or other jurisdiction of. . . . . .  (I.R.S. Employer incorporation or organization) . . . . . .  Identification No.)

BRYLANE CAPITAL CORP.
(Exact name of co-registrant as specified in its charter)

DELAWARE . . . . . . . . . . . . . . . . .  95-4439747
(State or other jurisdiction of. . . . . .  (I.R.S. Employer incorporation or organization) . . . . . .  Identification No.)

463 SEVENTH AVENUE
NEW YORK, NY   10018
(Address of principal executive offices)

Registrant's telephone number,
including area code:
(212) 613-9500



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES _X_  NO ___

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING: NOT
APPLICABLE.

BRYLANE, L.P.
BRYLANE CAPITAL CORP.
FORM 10-Q

For the Quarterly Period Ended
May 2, 1998





INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Page
Part I - Financial Information

     Item 1 - Financial Statements
          a) Report of Independent Accountants . . . . . . . . . . . . . . . .       3

          b) Consolidated Balance Sheets
                May 2, 1998 (unaudited) and January 31, 1998 . . . . . . . . .       4

          c) Consolidated Statements of Income (unaudited)
                Thirteen weeks ended May 2, 1998 and May 3, 1997 . . . . . . .       5

          d) Consolidated Statements of Cash Flows (unaudited)
                Thirteen weeks ended May 2, 1998 and May 3, 1997 . . . . . . .       6

          e) Consolidated Statements of Partnership Equity
               February 1, 1997, January 31, 1998 and thirteen weeks ended
               May 2, 1998 (unaudited) . . . . . . . . . . . . . . . . . . . .       7

           f) Notes to Unaudited Consolidated Financial Statements . . . . . .       8

     Item 2 - Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .  9 - 12

Part II - Other Information

     Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .      13

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14


                                            Page 2

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Representatives of
Brylane, L.P.

We have reviewed the accompanying consolidated balance sheet of Brylane, L.P. as of May 2, 1998, the related consolidated statement of income and cash flows for the thirteen weeks ended May 2, 1998 and May 3, 1997 and the consolidated statements of partnership equity for the thirteen weeks ended May 2, 1998. These consolidated financial statements are the responsibility of the Company's management.

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


/s/ Coopers & Lybrand L.L.P.

Indianapolis, Indiana
May 20, 1998

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements



BRYLANE, L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)



                                                          May 2,        January 31,
                                                            1998               1998
ASSETS                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . .  $     9,085   $      5,081
  Deferred receivables (net of allowance for doubtful
    accounts of $1,004 and $1,474, respectively) . . . .       20,611          8,194
  Accounts receivable, other . . . . . . . . . . . . . .        7,477          7,851
  Inventories. . . . . . . . . . . . . . . . . . . . . .      214,161        219,553
  Catalog costs and paper inventory. . . . . . . . . . .       51,075         51,982
  Other. . . . . . . . . . . . . . . . . . . . . . . . .        6,062          6,426

      TOTAL CURRENT ASSETS . . . . . . . . . . . . . . .      308,471        299,087

Property and equipment, net. . . . . . . . . . . . . . .       78,601         77,095

Intangibles, organization and deferred financing fees. .      330,269        333,319

Deferred tax asset . . . . . . . . . . . . . . . . . . .        1,039          1,039

      TOTAL ASSETS . . . . . . . . . . . . . . . . . . .  $   718,380   $    710,540


LIABILITIES AND EQUITY
CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . . .  $   133,274   $    139,480
  Accrued expenses . . . . . . . . . . . . . . . . . . .       34,082         38,704
  Reserve for returns. . . . . . . . . . . . . . . . . .       21,593         17,844
  Revolving line of credit - current portion . . . . . .       10,000         19,000
  Current portion of long-term debt. . . . . . . . . . .       12,500         10,000

      TOTAL CURRENT LIABILITIES. . . . . . . . . . . . .      211,449        225,028

Long-term debt . . . . . . . . . . . . . . . . . . . . .      314,483        329,753
Other long-term liabilities. . . . . . . . . . . . . . .        9,940          9,010

      TOTAL LIABILITIES. . . . . . . . . . . . . . . . .      535,872        563,791

Convertible redeemable preferred stock of Brylane Inc. .        1,370          1,370

Partnership equity:
  General partner, 2,562,500 units . . . . . . . . . . .       25,625         25,625
  Limited partners, 17,642,717 units at May 2, 1998 and
    17,268,353 units at January 31, 1998 . . . . . . . .       89,020        101,756
  Note receivable from parent. . . . . . . . . . . . . .      (82,207)      (113,439)
  Retained earnings. . . . . . . . . . . . . . . . . . .      148,700        131,437
        Total partnership equity . . . . . . . . . . . .      181,138        145,379

      TOTAL LIABILITIES AND EQUITY . . . . . . . . . . .  $   718,380   $    710,540


The accompanying notes are an integral part of the unaudited consolidated financial statements.



BRYLANE, L.P.
CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in thousands)
 (Unaudited)




                                       Thirteen Weeks Ended

                                                      May 2,                 May 3,
                                                        1998                   1997

Net sales . . . . . . . . . . . . . .  $             347,604  $             328,801

  Cost of goods sold. . . . . . . . .                176,417                169,047

Gross margin. . . . . . . . . . . . .                171,187                159,754

Operating expenses:
  Catalog and advertising . . . . . .                 85,994                 83,339
  Fulfillment . . . . . . . . . . . .                 30,166                 28,070
  Support services. . . . . . . . . .                 24,351                 22,010
  Intangibles and organization cost
    amortization. . . . . . . . . . .                  2,824                  2,732
  Total operating expenses. . . . . .                143,335                136,151

Operating income. . . . . . . . . . .                 27,852                 23,603

Interest expense:
  Interest expense. . . . . . . . . .                  7,770                  7,528
  Less: Interest income on note
    receivable from parent. . . . . .                  1,709                     --
Interest expense,net. . . . . . . . .                  6,061                  7,528

Income before income taxes
  and extraordinary charge. . . . . .                 21,791                 16,075

Provision for income taxes. . . . . .                     --                     28

Income before extraordinary charge. .                 21,791                 16,047

Extraordinary charge related to early
  retirement of debt. . . . . . . . .                     --                  6,524

Net income. . . . . . . . . . . . . .  $              21,791  $               9,523




The accompanying notes are an integral part of the unaudited consolidated financial statements.




BRYLANE, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)



                                        Thirteen Weeks Ended

                                                       May 2,                  May 3,
                                                         1998                    1997

OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . .  $              21,791   $               9,523
  Impact of other operating activities
    on cash flows:
    Depreciation . . . . . . . . . . .                  2,819                   2,526
    Amortization . . . . . . . . . . .                  3,074                   3,176
    Non-recurring inventory charge . .                     --                   2,486
    Extraordinary charge related to
      early retirement of debt . . . .                     --                   6,524
    Non-cash compensation expense. . .                     --                     175
    Loss on sale of asset. . . . . . .                     12                      --
    Changes in operating assets and
      liabilities:
      Accounts receivable. . . . . . .                (12,043)                  5,749
      Inventories. . . . . . . . . . .                  5,392                   9,557
      Catalog costs and paper
        inventory. . . . . . . . . . .                    907                   5,784
      Accounts payable . . . . . . . .                 (6,206)                 13,070
      Accrued expenses . . . . . . . .                 (4,626)                 (4,911)
      Reserve for returns. . . . . . .                  3,749                   5,057
      Other assets and liabilities . .                    280                     610

Net cash provided by operating
  activities . . . . . . . . . . . . .                 15,149                  59,326

INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . .                 (5,188)                 (4,047)
  Proceeds from sale of asset. . . . .                     10                      --

Net cash used in investing activities.                 (5,178)                 (4,047)

FINANCING ACTIVITIES:
  Payments on 1996 and 1997 Bank
    Credit Facilities. . . . . . . . .                (11,500)               (293,000)
  Proceeds from issuance of 1997 Bank
    Credit Facility. . . . . . . . . .                     --                 181,663
  Proceeds from initial public
    offering of Brylane Inc. . . . . .                     --                  96,000
  Offering fees and expenses related
    to Brylane Inc . . . . . . . . . .                     --                  (8,046)
  Debt issuance fees and expenses. . .                     --                    (203)
  Cash payments on management notes. .                    985                      --
  Proceeds received from exercise of
    stock options of Brylane Inc . . .                  9,076                      --
  Distributions to partners. . . . . .                 (4,528)                     --

Net cash used in financing activities.                 (5,967)                (23,586)

Cash and cash equivalents, at
  beginning of year. . . . . . . . . .                  5,081                   3,285

Cash and cash equivalents, at end of
  period . . . . . . . . . . . . . . .  $               9,085   $              34,978


The accompanying notes are an integral part of the unaudited consolidated financial statements.



BRYLANE, L.P.
CONSOLIDATED STATEMENTS OF PARTNERSHIP EQUITY
(Dollars in thousands)








                                                  General Partner           Limited Partners
                                                  Units            Amount   Units             Amount

Balance, February 1, 1997. . . . . . . . . . . .        2,562,500  $25,625        12,908,945  $  5,298
   Net income. . . . . . . . . . . . . . . . . .                -        -                 -         -
   Contribution of proceeds from initial
      public offering of Brylane Inc . . . . . .                -        -         4,000,000    96,000
   Initial public offering expenses
      of Brylane Inc . . . . . . . . . . . . . .                -        -                 -    (8,850)
   Note receivable from parent . . . . . . . . .                -        -                 -         -
   Exchange of stock options . . . . . . . . . .                -        -                 -       700
   Repayment of management notes . . . . . . . .                -        -                 -     1,465
   Conversion of convertible note. . . . . . . .                -        -           352,908     9,705
   Conversion of preferred stock of Brylane Inc.                -        -             6,500       130
   Exercise of stock options of Brylane Inc. . .                -        -                 -    (2,674)
   Distributions to partners . . . . . . . . . .                -        -                 -       (18)

Balance, January 31, 1998. . . . . . . . . . . .        2,562,500   25,625        17,268,353   101,756

   Net income. . . . . . . . . . . . . . . . . .                -        -                 -         -
   Distributions to partners . . . . . . . . . .                -        -                 -         -
   Exercise of stock options of Brylane Inc. . .                -        -                 -   (24,016)
   Interest on note receivable . . . . . . . . .                -        -                 -         -
   Franchise tax . . . . . . . . . . . . . . . .                -        -                 -         -
   Conversion of convertible note. . . . . . . .                -        -           374,364    10,295
   Repayment of management notes . . . . . . . .                -        -                 -       985

Balance, May 2, 1998 (unaudited) . . . . . . . .        2,562,500  $25,625        17,642,717  $ 89,020









                                                  Note
                                                  Receivable
                                                  from          Retained
                                                  Parent        Earnings    Total

Balance, February 1, 1997. . . . . . . . . . . .           -    $  72,940   $ 103,863
   Net income. . . . . . . . . . . . . . . . . .           -       79,438      79,438
   Contribution of proceeds from initial
      public offering of Brylane Inc . . . . . .           -            -      96,000
   Initial public offering expenses
      of Brylane Inc . . . . . . . . . . . . . .           -            -      (8,850)
   Note receivable from parent . . . . . . . . .    (113,439)           -    (113,439)
   Exchange of stock options . . . . . . . . . .           -            -         700
   Repayment of management notes . . . . . . . .           -            -       1,465
   Conversion of convertible note. . . . . . . .           -            -       9,705
   Conversion of preferred stock of Brylane Inc.           -            -         130
   Exercise of stock options of Brylane Inc. . .           -            -      (2,674)
   Distributions to partners . . . . . . . . . .           -      (20,941)    (20,959)

Balance, January 31, 1998. . . . . . . . . . . .   $(113,439)     131,437     145,379

   Net income. . . . . . . . . . . . . . . . . .           -       21,791      21,791
   Distributions to partners . . . . . . . . . .           -       (4,528)     (4,528)
   Exercise of stock options of Brylane Inc. . .      33,092            -       9,076
   Interest on note receivable . . . . . . . . .      (1,709)           -      (1,709)
   Franchise tax . . . . . . . . . . . . . . . .        (151)           -        (151)
   Conversion of convertible note. . . . . . . .           -            -      10,295
   Repayment of management notes . . . . . . . .           -            -         985

Balance, May 2, 1998 (unaudited) . . . . . . . .    $(82,207)   $ 148,700   $ 181,138




The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                            Page 7

                                 BRYLANE, L.P.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)    NATURE  OF  OPERATIONS:

    Brylane, L.P., a Delaware limited partnership ("Brylane" or the "Partnership" or the "Company") is a leading catalog retailer of special-size and regular-size women's and men's apparel. The women's catalogs market apparel in the budget and low to moderate price range and the men's catalogs market apparel in the moderate price range. Brylane services the special-size customer through its Lane Bryant, Roaman's, Jessica London and KingSize (men's) catalogs, and the regular-size customer through its Chadwick's, Lerner, Bridgewater and Brett (men's) catalogs. Brylane also markets apparel to these same customer segments through four catalogs which it distributes under licensing arrangements with Sears Shop at Home Services, Inc. ("Sears").

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

(2)    BASIS  OF  FINANCIAL  STATEMENT  PRESENTATION:

    The consolidated financial statements at May 2, 1998 are unaudited and have been prepared from the books and records of the Company in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods are reflected. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, which includes financial statements for the year ended January 31, 1998.

(3)    SIGNIFICANT  STOCKHOLDER  -  PINAULT-PRINTEMPS-REDOUTE:

    On April 3, 1998, Pinault-Printemps-Redoute, S.A., a company organized under the laws of France ("PPR"), through an affiliate, REDAM LLC, a Delaware limited liability company, acquired 43.7% of the outstanding common stock from certain stockholders of Brylane Inc., the parent company of Brylane, L.P. Concurrently, Brylane Inc. and PPR entered into a governance agreement (the "Governance Agreement") pursuant to which PPR's ability to acquire additional common stock and to take other actions is limited.

(4)    COMMITMENTS  AND  CONTINGENCIES:

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

(5)    RECLASSIFICATIONS:

    Certain amounts in the prior period financial statements have been reclassified to be consistent with the current period presentation. Such reclassifications had no effect on previously reported net income.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS  OF  OPERATIONS


The following table sets forth certain operating data of Brylane L.P. for the periods indicated.





                                                Thirteen Weeks Ended
                                                        (In thousands)
                                                           (Unaudited)

                                                             May 2, 1998            May 3, 1997
Net sales. . . . . . . . . . . . . . . . . . .  $              347,604   100.0%  $    328,801  100.0%
Gross margin . . . . . . . . . . . . . . . . .                 171,187    49.2        159,754   48.6
Operating expenses:
   Catalog and advertising . . . . . . . . . .                  85,994    24.7         83,339   25.3
   Fulfillment . . . . . . . . . . . . . . . .                  30,166     8.7         28,070    8.6
   Support services. . . . . . . . . . . . . .                  24,351     7.0         22,010    6.7
   Amortization of acquisitions
      Intangibles and organization costs . . .                   2,824     0.8          2,732    0.8
Operating income . . . . . . . . . . . . . . .                  27,852     8.0         23,603    7.2
   Add back:
       Non-recurring inventory charge (1). . .                      --      --          2,486    0.7
       Compensation expense (2) . . .                               --      --            175    0.1
       Operating adjustments (3)                                 1,610     0.5             --     --
Operating income before acquisitions
   related and non-recurring adjustments . . .  $               29,462     8.5%  $     26,264    8.0%


(1) The non-recurring inventory charge resulted from increasing inventory by $5.0 million for the
Chadwick's Acquisition to reflect the fair market value of the inventory at December 9, 1996, the closing date of the Chadwick's Acquisition and was completely amortized into cost of goods sold at
January 31, 1998.

(2) Represents non-cash compensation expense related to amendments to options granted under the
Brylane, L.P. 1993 Partnership United Option Plan.

(3) Represents $0.7 million in merchandise loss due to the discontinuance of the Sue Brett catalog concept, $0.5 million in expenses associated with the canceled common stock registration and $0.4 million related to the relocation costs for the KingSize business from Hingham, Massachusetts to New
York.

                                            Page 9

THIRTEEN WEEKS ENDED MAY 2, 1998 COMPARED TO THIRTEEN WEEKS ENDED MAY 3, 1997

    NET  SALES:

    Net sales increased 5.7% for the thirteen weeks ended May 2, 1998 to $347.6 million from $328.8 million in the comparable period of fiscal 1997. The increase in net sales is primarily due to a 3.4% and a 3.3% increase in circulation and average order size, respectively.

      GROSS  MARGIN:

    Gross margin for the thirteen weeks ended May 2, 1998 increased to $171.2 million (49.2% of net sales) from $159.8 million (48.6% of net sales) for the same period of fiscal 1997. Excluding the charge for merchandise losses due to the discontinuance of the Sue Brett catalog, this quarter's gross margin was $171.9 million (49.4% of net sales) compared to $162.2 million (49.3% of net sales) for the comparable period excluding the non-recurring inventory charge of $2.5 million (0.7% of net sales) related to the step-up in the value of inventory in connection with the Chadwick's acquisition. The increase in the gross margin as a percent of net sales is due primarily to higher initial mark-ups created by favorable merchandise sourcing.

    CATALOG  AND  ADVERTISING  EXPENSE:

    Catalog and advertising expense is comprised of the costs to produce and distribute catalogs, primarily paper, printing and catalog mailing costs, and the cost of acquiring names of prospective customers. For the thirteen weeks ended May 2, 1998, catalog and advertising expense increased to $86.0 million (24.7% of net sales) from $83.3 million (25.3% of net sales) for the same period of fiscal 1997. The decrease on a percent of net sales basis was primarily due to a better in stock position that improved the net sales to gross demand conversion resulting in a 2% improvement in book productivity.

    FULFILLMENT  EXPENSE:

    Fulfillment expense includes distribution center, telemarketing, credit services and customer service expenses, partially offset by net merchandise postage revenue. Fulfillment expense as reported in the thirteen weeks ended May 2, 1998 increased to $30.2 million (8.7% of net sales) from $28.1 million (8.6% of net sales) for the same period in fiscal 1997.

    SUPPORT  SERVICES  EXPENSE:

    Support services expense includes staffing and other administrative overhead costs associated with the operation of the business and the license fees associated with the Company's agreements with Sears Shop At Home. Support services expense as reported for the thirteen weeks ended May 2, 1998 increased to $24.4 million (7.0% of net sales) from $22.0 million (6.7% of net sales) for the same period in fiscal 1997. The increase on a percent of net sales basis was primarily due to the $0.4 million related to the relocation cost for the KingSize business from Massachusetts to New York and $0.5 million for expenses associated with a canceled common stock registration.

     AMORTIZATION  EXPENSE:

    The increase in the amortization expense for the quarter ending May 2, 1998 as compared to the prior year's period is due to increased amortization of the remaining net book value of certain trademarks which was accelerated concurrent with changes in ownership which occurred in conjunction with Brylane Inc.'s secondary offering in October, 1997.

    OPERATING  INCOME:

    Operating income before acquisitions-related and non-recurring adjustments in the thirteen weeks ended May 2, 1998 increased to $29.5 million (8.5% of net sales) from $26.3 million (8.0% of net sales) for the same period of fiscal 1997. Operating income improved by $3.2 million due to an increase in net sales and a decrease in catalog and advertising expenses as a percent of net sales.

    INTEREST:

    Interest expense, net, in the thirteen weeks ended May 2, 1998 decreased to $6.1 million compared to $7.5 million for the comparable period in 1997. Excluding interest income of $1.7 million pertaining to the parent company note in 1998 and $1.0 million related to a purchase price adjustment associated with the Chadwick's Acquisition in 1997, interest expense decreased by $0.7 million which was due to both lower average outstanding debt and slightly lower interest rates on the term loans of the 1997 Bank Credit Facility and the term loan of the Amended 1997 Bank Credit Facility.

LIQUIDITY  AND  CAPITAL  RESOURCES:

    The Company has historically met its working capital needs, principally building inventory to meet increased sales, and its capital expenditure requirements primarily through funds generated from operations. The Company's liquidity requirements have also included servicing the debt incurred to finance various acquisitions and includes servicing debt incurred to finance the repurchase of common stock of Brylane Inc. in the third quarter of fiscal 1997.

    Cash flow provided by operating activities was $15.1 million for the thirteen weeks ended May 2, 1998, from $59.3 million for the thirteen weeks ended May 3, 1997. This decrease was primarily due to an increase in net working capital due to a reduction in accounts payable, an increase in deferred accounts receivable and a smaller decrease in all inventories and catalog costs as compared to the prior year. During the quarter the Company paid $11.5 million in debt payments and received $9.1 million in cash from employees exercising stock options as discussed below.

    Investing activities resulted in net cash used of $5.2 million in the thirteen weeks ended May 2, 1998 compared to $4.0 million in the same period in fiscal 1997. The Company's capital expenditures for the remainder of fiscal 1998 are estimated to be $7.8 million. Brylane plans to fund its capital expenditures for fiscal 1998 using cash generated from operations.

    Financing activities for the thirteen weeks ended May 2, 1998 resulted in a net use of cash of $6.0 million compared with $23.6 million in the prior year. The Company received proceeds of $9.1 million related to the exercise of stock options, $1.0 million from management notes related to stock subscriptions and made distributions to partners of $4.5 million in the thirteen weeks ended May 2, 1998. The Company made a scheduled payment of $2.5 million on the Term Loan and a payment of $9.5 million on the short-term revolver. The Revolving Credit Facility can be used for general corporate purposes, including working capital needs, letters of credit and permitted acquisitions. As of May 2, 1998, Brylane had $212.5 million in borrowings under the Revolving Credit Facility and, after giving effect to the issuance of letters of credit for $47.7 million which the Company intends to pay through funds generated from operations, had additional capacity under the Revolving Credit Facility of approximately $112.3 million.

    While no assurances can be given in this regard, based on current and projected operating results, Brylane believes that cash flow from operations will provide adequate funds for ongoing operations, debt service on its indebtedness (including scheduled prepayments under the Amended 1997 Bank Credit Facility), and planned capital expenditures for the foreseeable future. In addition, the Company will have availability under the Revolving Credit Facility to finance capital needs.

    This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are subject to a number of risks and uncertainties, including among other things, competition, risks associated with the Sears Agreement, the impact of increases in costs of postage, paper and printing, control of Brylane Inc. by PPR, risks associated with acquisitions and risks related to unionized employees. Actual results in the future could differ materially from those described in the forward-looking statements as a result of such risk factors or other risks. The Company undertakes no obligation to publicly release the results of any revisions of these forward-looking statements that may be made to reflect any future events or circumstances.

PART  II  -  OTHER  INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibits.


         27.1          Financial  Data  Schedule.


    (b)    Reports on Form 8-K.

        On April 28, 1998, Brylane, L.P. filed a Form 8-K in connection with "Item 4 - Control of the Company," whereby Pinault-Printemps-Redoute acquired 43.7% of the outstanding common stock which was held by certain stockholders of Brylane Inc., the parent company of Brylane, L.P.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



Dated : June 11, 1998            BRYLANE, L.P.
                                 BRYLANE CAPITAL CORP.




                                By:   /s/ Robert A. Pulciani
                                      Robert A. Pulciani
                                Authorized Representative of
                                Brylane, L.P. and Executive
                                Vice President, Chief Financial
                                Officer and Secretary of Brylane,
                                L.P. and Brylane Capital Corp.

                                (On behalf of the Registrants and
                                as the principal financial and
                                accounting officer of each of the
                                Registrants)