Form 10-Q
period 1998-08-01
BRYLANE L P; BRYLANE CAPITAL CORP
filed 1998-09-08
CIK 912274, 912276

SECURITIES  AND  EXCHANGE  COMMISSION

Washington,  D.C.  20549

FORM  10-Q

(Mark  One)
  [  X  ]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  August  1,  1998

OR
  [   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

Commission  file  number:    33-69532





BRYLANE, L P
(Exact name of registrant as specified in its charter)

Delaware                                                   35-1895382
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No )

BRYLANE CAPITAL CORP
(Exact name of co-registrant as specified in its charter)

Delaware                                                   95-4439747
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No )

463 Seventh Avenue
New York, NY   10018
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

BRYLANE,  L.P.
BRYLANE  CAPITAL  CORP.
Form  10-Q
For  the  Quarterly  Period  Ended
August  1,  1998




INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Page
                                                                   -------
Part I - Financial Information

Item 1 - Financial Statements
    a) Report of Independent Accountants. . . . . . . . . . . . .        3

    b) Consolidated Balance Sheets
        August 1, 1998 (unaudited) and January 31, 1998 . . . . .        4

    c) Consolidated Statements of Income (unaudited)
        Thirteen weeks ended August 1, 1998 and August 2, 1997
        Twenty-six weeks ended August 1, 1998 and August 2, 1997.        5

    d) Consolidated Statements of Cash Flows (unaudited)
        Twenty-six weeks ended August 1, 1998 and August 2, 1997.        6

    e) Consolidated Statements of Partnership Equity
        Year ended January 31, 1998 and twenty-six weeks ended
        August 1, 1998 (unaudited). . . . . . . . . . . . . . . .        7

    f) Notes to Unaudited Consolidated Financial Statements . . .    8 - 9

Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations . . . . . . . . . . . . .  10 - 14

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . .       15

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16




REPORT  OF  INDEPENDENT  ACCOUNTANTS

To  the  Board  of  Representatives  of
Brylane,  L.P.

We have reviewed the accompanying consolidated balance sheet of Brylane, L.P. as of August 1, 1998, the related consolidated statement of income for the thirteen and twenty-six weeks then ended, the consolidated statement of cash flows for the twenty-six weeks then ended and the consolidated statements of partnership equity for the twenty-six weeks ended August 1, 1998. These consolidated financial statements are the responsibility of the Company's management.

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


/s/  PricewaterhouseCoopers  LLP

Indianapolis,  Indiana
September  2,  1998

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
ITEM  1  -  Financial  Statements
---------------------------------



BRYLANE,  L.P.
CONSOLIDATED  BALANCE  SHEETS
(Dollars  in  thousands)



                                                             August 1, 1998    January 31, 1998
                                                             ----------------  ------------------
ASSETS                                                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .  $            --   $           5,081
  Deferred receivables (net of allowance for doubtful
     accounts of $1,155 and $1,474, respectively) . . . . .           15,631               8,194
  Accounts receivable, other. . . . . . . . . . . . . . . .            7,937               7,851
  Inventories . . . . . . . . . . . . . . . . . . . . . . .          253,001             219,553
  Catalog costs and paper inventory . . . . . . . . . . . .           58,421              51,982
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .            6,478               6,426
                                                             ----------------  ------------------

      TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . .          341,468             299,087

Property and equipment, net . . . . . . . . . . . . . . . .           80,246              77,095

Intangibles and deferred financing fees . . . . . . . . . .          327,220             333,319

Deferred tax asset. . . . . . . . . . . . . . . . . . . . .            1,039               1,039
                                                             ----------------  ------------------
      TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $       749,973   $         710,540
                                                             ================  ==================


LIABILITIES AND EQUITY
CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . . . . . . . . . . .  $       131,087   $         139,480
  Accrued expenses. . . . . . . . . . . . . . . . . . . . .           29,365              38,704
  Reserve for returns . . . . . . . . . . . . . . . . . . .            9,646              17,844
  Revolving line of credit - current portion. . . . . . . .           54,000              19,000
  Current portion of long-term debt . . . . . . . . . . . .           15,000              10,000
                                                             ----------------  ------------------

      TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . .          239,098             225,028

Long-term debt. . . . . . . . . . . . . . . . . . . . . . .          299,507             329,753
Other long-term liabilities . . . . . . . . . . . . . . . .           10,547               9,010
                                                             ----------------  ------------------

      TOTAL LIABILITIES . . . . . . . . . . . . . . . . . .          549,179             563,791

Convertible redeemable preferred stock of Brylane Inc.. . .               --               1,370

Partnership equity:
  General partner, 2,562,500 units. . . . . . . . . . . . .           25,625              25,625
  Limited partners, 17,711,217 units at August 1, 1998 and
     17,268,353 units at January 31, 1998 . . . . . . . . .           90,390             101,756
  Note receivable from parent . . . . . . . . . . . . . . .          (83,659)           (113,439)
  Retained earnings . . . . . . . . . . . . . . . . . . . .          168,438             131,437
                                                             ----------------  ------------------
        Total partnership equity. . . . . . . . . . . . . .          200,794             145,379
                                                             ----------------  ------------------

      TOTAL LIABILITIES AND EQUITY. . . . . . . . . . . . .  $       749,973   $         710,540
                                                             ================  ==================


The  accompanying  notes  are an integral part of the unaudited consolidated financial statements.



BRYLANE,  L.P.
CONSOLIDATED  STATEMENTS  OF  INCOME
 (Dollars  in  thousands)
 (Unaudited)




                                       Thirteen         Thirteen         Twenty-six       Twenty-six
                                       Weeks Ended      Weeks Ended      Weeks Ended      Weeks Ended
                                       ---------------  ---------------  ---------------  ---------------

                                       August 1, 1998   August 2, 1997   August 1, 1998   August 2, 1997
                                       ---------------  ---------------  ---------------  ---------------

Net sales . . . . . . . . . . . . . .  $       300,532  $       274,656  $       648,136  $       603,457

  Cost of goods sold. . . . . . . . .          152,522          144,239          328,939          313,286
                                       ---------------  ---------------  ---------------  ---------------

Gross margin. . . . . . . . . . . . .          148,010          130,417          319,197          290,171

Operating expenses:
  Catalog and advertising . . . . . .           63,788           54,540          149,782          137,879
  Fulfillment . . . . . . . . . . . .           33,696           28,345           63,862           56,415
  Support services. . . . . . . . . .           20,757           21,740           45,108           43,750
  Intangibles and organization cost
    amortization. . . . . . . . . . .            2,825            2,734            5,649            5,466
                                       ---------------  ---------------  ---------------  ---------------
Total operating expenses. . . . . . .          121,066          107,359          264,401          243,510
                                       ---------------  ---------------  ---------------  ---------------

Operating income. . . . . . . . . . .           26,944           23,058           54,796           46,661

Interest expense:
  Interest expense. . . . . . . . . .            7,330            6,157           15,100           13,685
  Less: Interest income on note
    receivable from parent. . . . . .            1,392               --            3,101               --
                                       ---------------  ---------------  ---------------  ---------------
Interest expense,net. . . . . . . . .            5,938            6,157           11,999           13,685
                                       ---------------  ---------------  ---------------  ---------------

Income before income taxes
  and extraordinary charge. . . . . .           21,006           16,901           42,797           32,976
Provision for income taxes. . . . . .               --               59               --               87
                                       ---------------  ---------------  ---------------  ---------------

Income before extraordinary charge. .           21,006           16,842           42,797           32,889

Extraordinary charge related to early
  retirement of debt. . . . . . . . .               --               --               --            6,524
                                       ---------------  ---------------  ---------------  ---------------

Net income. . . . . . . . . . . . . .  $        21,006  $        16,842  $        42,797  $        26,365
                                       ===============  ===============  ===============  ===============


The  accompanying  notes  are  an  integral  part  of  the  unaudited  consolidated  financial statements.




BRYLANE,  L.P.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(Dollars  in  thousands)
(Unaudited)



                                                       Twenty-six        Twenty-six
                                                       Weeks Ended       Weeks Ended
                                                       ----------------  ----------------

                                                       August 1, 1998    August 2, 1997
                                                       ----------------  ----------------


OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . .  $        42,797   $        26,365
  Impact of other operating activities on cash flows:
    Depreciation. . . . . . . . . . . . . . . . . . .            5,701             5,143
    Amortization. . . . . . . . . . . . . . . . . . .            6,148             6,298
    Non-recurring inventory charge. . . . . . . . . .               --             3,315
    Extraordinary charge related to
      early retirement of debt. . . . . . . . . . . .               --             6,524
    Non-cash compensation expense . . . . . . . . . .               --               349
    Loss on sale of asset . . . . . . . . . . . . . .               37                --
    Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . .           (7,523)            9,148
      Inventories . . . . . . . . . . . . . . . . . .          (33,448)          (23,037)
      Catalog costs and paper inventory . . . . . . .           (6,439)           (1,723)
      Accounts payable. . . . . . . . . . . . . . . .           (8,393)           15,442
      Accrued expenses. . . . . . . . . . . . . . . .           (9,339)           (5,983)
      Reserve for returns . . . . . . . . . . . . . .           (8,198)           (7,318)
      Other assets and liabilities. . . . . . . . . .             (688)            4,178
                                                       ----------------  ----------------

Net cash (used in) provided by operating activities .          (19,345)           38,701
                                                       ----------------  ----------------

INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . . . . . .          (10,014)           (7,322)
  Proceeds from sale of asset . . . . . . . . . . . .               13                --
  Purchase price adjustment related to Chadwick's
    Acquisition . . . . . . . . . . . . . . . . . . .               --            28,805
                                                       ----------------  ----------------

Net cash (used in) provided by investing activities .          (10,001)           21,483
                                                       ----------------  ----------------

FINANCING ACTIVITIES:
  Payments on debt. . . . . . . . . . . . . . . . . .           (5,000)         (324,793)
  Additions to debt . . . . . . . . . . . . . . . . .           25,000           181,663
  Proceeds from initial public
    offering of Brylane Inc . . . . . . . . . . . . .               --            96,000
  Offering fees and expenses related
    to Brylane Inc. . . . . . . . . . . . . . . . . .               --            (8,170)
  Debt issuance fees and expenses . . . . . . . . . .               --              (203)
  Cash payments on management notes . . . . . . . . .              985                --
  Proceeds received from exercise of
    stock options of Brylane Inc. . . . . . . . . . .            9,076                --
  Distributions to partners . . . . . . . . . . . . .           (5,796)           (7,966)
                                                       ----------------  ----------------

Net cash provided by (used in) financing activities .           24,265           (63,469)
                                                       ----------------  ----------------

Cash and cash equivalents, at beginning of year . . .            5,081             3,285
                                                       ----------------  ----------------

Cash and cash equivalents, at end of Period . . . . .  $            --   $            --
                                                       ================  ================

The  accompanying  notes  are  an  integral  part of the unaudited consolidated financial statements.



BRYLANE,  L.P.
CONSOLIDATED  STATEMENTS  OF  PARTNERSHIP  EQUITY
(Dollars  in  thousands)






                                                                                              Note
                                                   General    General  Limited     Limited    Receivable
                                                   Partner    Partner  Partners    Partners   from         Retained
                                                   Units      Amount   Units       Amount     Parent       Earnings    Total
                                                   ---------  -------  ----------  ---------  -----------  ----------  ----------

Balance, February 1, 1997 . . . . . . . . . . . .  2,562,500  $25,625  12,908,945  $  5,298            -   $  72,940   $ 103,863
   Net income . . . . . . . . . . . . . . . . . .          -        -           -         -            -      79,438      79,438
   Contribution of proceeds from initial
      public offering of Brylane Inc. . . . . . .          -        -   4,000,000    96,000            -           -      96,000
   Initial public offering expenses
      of Brylane Inc. . . . . . . . . . . . . . .          -        -           -    (8,850)           -           -      (8,850)
   Note receivable from parent. . . . . . . . . .          -        -           -         -   $ (113,439)          -    (113,439)
   Exchange of stock options. . . . . . . . . . .          -        -           -       700            -           -         700
   Repayment of management notes. . . . . . . . .          -        -           -     1,465            -           -       1,465
   Conversion of convertible note . . . . . . . .          -        -     352,908     9,705            -           -       9,705
   Conversion of preferred stock of Brylane Inc..          -        -       6,500       130            -           -         130
   Exercise of stock options of Brylane Inc.. . .          -        -           -    (2,674)           -           -      (2,674)
   Distributions to partners. . . . . . . . . . .          -        -           -       (18)           -     (20,941)    (20,959)
                                                   ---------  -------  ----------  ---------  -----------  ----------  ----------

Balance, January 31, 1998 . . . . . . . . . . . .  2,562,500   25,625  17,268,353   101,756     (113,439)    131,437     145,379

   Net income . . . . . . . . . . . . . . . . . .          -        -           -         -            -      42,797      42,797
   Distributions to partners. . . . . . . . . . .          -        -           -         -            -      (5,796)     (5,796)
   Exercise of stock options of Brylane Inc . . .          -        -           -   (24,016)      33,092           -       9,076
   Interest on note receivable. . . . . . . . . .          -        -           -         -       (3,101)          -      (3,101)
   Franchise tax. . . . . . . . . . . . . . . . .          -        -           -         -         (211)          -        (211)
   Conversion of convertible note . . . . . . . .          -        -     374,364    10,295            -           -      10,295
   Conversion of preferred stock of Brylane Inc..                          68,500     1,370                                1,370
   Repayment of management notes. . . . . . . . .          -        -           -       985            -           -         985
                                                   ---------  -------  ----------  ---------  -----------  ----------  ----------

Balance, August 1, 1998 (unaudited) . . . . . . .  2,562,500  $25,625  17,711,217  $ 90,390   $  (83,659)  $ 168,438   $ 200,794
                                                   =========  =======  ==========  =========  ===========  ==========  ==========


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

(2)  BASIS  OF  PRESENTATION:

     The consolidated financial statements at August 1, 1998 are unaudited and have been prepared from the books and records of the Company in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods are reflected. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, which includes financial statements for the year ended January 31, 1998.

(3)  SIGNIFICANT  STOCKHOLDER  -  PINAULT-PRINTEMPS-REDOUTE:

     On April 3, 1998, Pinault-Printemps-Redoute, S.A., a company organized under the laws of France ("PPR"), through an affiliate, REDAM LLC, a Delaware limited liability company, acquired 43.7% of the outstanding common stock from certain stockholders of Brylane Inc., the parent company of Brylane, L.P. Concurrently, Brylane Inc. and PPR entered into a governance agreement (the "Governance Agreement") that includes a standstill period of three years which limits PPR's ability to acquire additional common stock to approximately 47.5% of the outstanding shares and restricts PPR from taking certain other actions. PPR has increased its ownership of common stock of Brylane Inc. as of August 17, 1998 to 46.7% of the common stock outstanding.

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

     The Company is under audit by the Indiana Department of Revenue ("IDR") and had anticipated an assessment of approximately $2.3 million, net of federal tax benefit. The Company has continued its negotiations with the IDR, and, in the opinion of management, there is a reasonable possibility that this matter could be resolved in the near term. While no resolution has been finalized, the obligation, if any, should be substantially reduced.

(5)  ADOPTION  OF  A  NEW  ACCOUNTING  STANDARD:

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The standard is effective for fiscal years beginning after December 15, 1998, with early adoption encouraged. The Company applied the new rules prospectively beginning in the first quarter of 1998 and, based on current circumstances, does not believe the application of the new rules will have a material impact on the consolidated financial statements.

(6)  RECLASSIFICATIONS:

     Certain amounts in the prior period financial statements have been reclassified to be consistent with the current period presentation. Such reclassifications had no effect on previously reported net income.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

    This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are subject to a number of risks and uncertainties, including among other things, competition, risks associated with the Sears Agreement, the impact of increases in costs of postage, paper and printing, control of the Company by PPR, risks associated with acquisition and risks related to unionized employees. Actual results in the future could differ materially from those described in the forward-looking statements as a result of such risk factors or other risks. The Company undertakes no obligation to publicly release the results of any revisions of these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS  OF  OPERATIONS

The following table sets forth certain operating data of Brylane L.P.for the periods indicated.

                                           Thirteen                   Thirteen                  Twenty-six
                                           Weeks Ended                Weeks Ended               Weeks Ended
                                           ----------------           ----------------          ----------------
                                           (Dollars in                (Dollars in               (Dollars In
                                           Thousands)                 Thousands)                Thousands)
                                           (Unaudited)                (Unaudited)               (Unaudited)

                                             August 1, 1998             August 2, 1997            August 1, 1998
                                           ----------------           ----------------          ----------------
Net sales . . . . . . . . . . . . . . . .  $        300,532   100.0%  $        274,656  100.0%  $        648,136  100.0%
Gross margin. . . . . . . . . . . . . . .           148,010    49.2            130,417   47.5            319,197   49.2
Operating expenses:
   Catalog and advertising. . . . . . . .            63,788    21.2             54,540   19.9            149,782   23.1
   Fulfillment. . . . . . . . . . . . . .            33,696    11.2             28,345   10.3             63,862    9.8
   Support services . . . . . . . . . . .            20,757     6.9             21,740    7.9             45,108    7.0
   Amortization of acquisitions
      intangibles and organization costs.             2,825     0.9              2,734    1.0              5,649    0.9
                                           ----------------  -------  ----------------  ------  ----------------  ------
Operating income. . . . . . . . . . . . .            26,944     9.0             23,058    8.4             54,796    8.4
   Add back:
      Non-recurring inventory charge(1) .                --      --                829    0.3                 --     --
      Compensation expense (2). . . . . .                --      --                174    0.1                 --     --
      Operating adjustments (3) . . . . .               765     0.2                 --     --              2,375    0.4
                                           ----------------  -------  ----------------  ------  ----------------  ------
Operating income before acquisitions
   related and non-recurring adjustments.  $         27,709     9.2%  $         24,061    8.8%  $         57,171    8.8%
                                           ================  =======  ================  ======  ================  ======

                                           Twenty-six
                                           Weeks Ended
                                           ----------------
                                           (Dollars In
                                           Thousands)
                                           (Unaudited)

                                             August 2, 1997
                                           ----------------
Net sales . . . . . . . . . . . . . . . .  $        603,457  100.0%
Gross margin. . . . . . . . . . . . . . .           290,171   48.1
Operating expenses:
   Catalog and advertising. . . . . . . .           137,879   22.9
   Fulfillment. . . . . . . . . . . . . .            56,415    9.4
   Support services . . . . . . . . . . .            43,750    7.2
   Amortization of acquisitions
      intangibles and organization costs.             5,466    0.9
                                           ----------------  ------
Operating income. . . . . . . . . . . . .            46,661    7.7
   Add back:
      Non-recurring inventory charge(1) .             3,315    0.5
      Compensation expense (2). . . . . .               349    0.1
      Operating adjustments (3) . . . . .                --     --
                                           ----------------  ------
Operating income before acquisitions
   related and non-recurring adjustments.  $         50,325    8.3%
                                           ================  ======

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

(3)  Represents $0.5 million in merchandise loss related to the discontinuance of the Sue Brett catalog concept and $0.3 million  related  to  the  relocation  costs  for  the KingSize business from Hingham, Massachusetts to New York for the thirteen  weeks  ended  August  1,  1998.  For  the  twenty-six  weeks  ended  August  1, 1998, includes $1.1 million in merchandise  loss  related  to  the  discontinuance  of Sue Brett, $0.5 million in expenses associated with the canceled common  stock  registration  of  Brylane  Inc.  and  $0.7  million  of  relocation  costs  for  the  KingSize  business.

THIRTEEN WEEKS ENDED AUGUST 1, 1998 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 2, 1997

     NET  SALES:

     Net sales increased 9.4% for the thirteen weeks ended August 1, 1998 to $300.5 million from $274.7 million in the comparable period of fiscal 1997. The increase in net sales is primarily related to an increase in sales volume due to both a 5.5% and a 4.2% increase in circulation and average order size, respectively.

     GROSS  MARGIN:

     Gross margin for the thirteen weeks ended August 1, 1998 increased to $148.0 million (49.2% of net sales) from $130.4 million (47.5% of net sales) for the same period of fiscal 1997. Excluding the non-recurring inventory charge of $0.8 million (0.3% of net sales) related to the step-up in the value of inventory in connection with the Chadwick's acquisition, last year's gross margin would have been $131.2 million (47.8% of net sales). The increase in the gross margin as a percent of net sales in fiscal 1998 is due primarily to higher initial mark-ups created by favorable merchandise sourcing from direct offshore purchases.

     CATALOG  AND  ADVERTISING  EXPENSE:

     Catalog and advertising expense is comprised of the costs to produce and distribute catalogs, primarily paper, printing and catalog mailing costs, and the cost of acquiring names of prospective customers. For the thirteen weeks ended August 1, 1998, catalog and advertising expense increased to $63.8 million (21.2% of net sales) from $54.5 million (19.9% of net sales) for the same period of fiscal 1997. The increase in expense is primarily due to an increase in circulation and higher paper costs.

     FULFILLMENT  EXPENSE:

     Fulfillment expense includes distribution center, telemarketing, credit services and customer service expenses, reduced by net merchandise postage revenue. Fulfillment expense as reported in the thirteen weeks ended August 1, 1998 increased to $33.7 million (11.2% of net sales) from $28.3 million (10.3% of net sales) for the same period in fiscal 1997. The increase in fulfillment expense relates to the start up of additional distribution operations as well as an increase in credit service expenses primarily related to the chargebacks associated with the deferred billing programs.

     SUPPORT  SERVICES  EXPENSE:

     Support services expense includes staffing and other administrative overhead costs associated with the operation of the business and the license fees associated with the Company's agreements with Sears Shop At Home. Support services expense as reported for the thirteen weeks ended August 1, 1998 decreased to $20.8 million (6.9% of net sales) from $21.7 million (7.9% of net sales) for the same period in fiscal 1997. The decrease was primarily due to lower incentive compensation expense, partially offset by higher staffing costs to support growth initiatives in the quarter ended August 1, 1998.

     AMORTIZATION  EXPENSE:

     Amortization expense for the thirteen weeks ended August 1, 1998, increased to $2.8 million (0.9% of net sales) from $2.7 million (1.0% of net sales) for the same period in fiscal 1997. The increase in the amortization expense is due to increased amortization of the remaining net book value of certain trademarks which was accelerated concurrent with changes in ownership which occurred in conjunction with Brylane Inc.'s secondary offering in October, 1997.

     OPERATING  INCOME:

     Operating income before acquisitions-related and non-recurring adjustments in the thirteen weeks ended August 1, 1998 increased to $26.9 million (9.0% of net sales) from $23.1 million (8.4% of net sales) for the same period of fiscal 1997. Operating income improved by $3.8 million due to an increase in revenues as a result of higher sales volume, and an increase in gross margin as a result of favorable merchandise sourcing partially offset by higher catalog and operating expenses.

     INTEREST:

     Interest expense, net, in the thirteen weeks ended August 1, 1998 decreased to $5.9 million compared to $6.2 million for the comparable period in 1997. Excluding interest income of $1.4 million pertaining to the parent company note in 1998, interest expense increased by $1.1 million due to higher average outstanding debt balances partially offset by slightly lower interest rates on the term loans of the 1997 Bank Credit Facility and the term loan of the Amended 1997 Bank Credit Facility.


TWENTY-SIX WEEKS ENDED AUGUST 1, 1998 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 2, 1997

     NET  SALES:

     Net sales increased 7.4% for the twenty-six weeks ended August 1, 1998 to $648.1 million from $603.5 million in the comparable period of fiscal 1997. The increase in net sales is primarily related to an increase in sales volume due to both a 6.3% and a 3.5% increase in circulation and average order size, respectively.

     GROSS  MARGIN:

     Gross margin for the twenty-six weeks ended August 1, 1998 increased to $319.2 million (49.2% of net sales) from $290.2 million (48.1% of net sales) for the same period of fiscal 1997. Excluding the non-recurring inventory charge of $3.3 million (0.5% of net sales) related to the step-up in the value of inventory in connection with the Chadwick's acquisition, last year's gross margin would have been $293.5 million (48.6% of net sales). The increase in the gross margin as a percent of net sales in fiscal 1998 is due primarily to higher initial mark-ups created by favorable merchandise sourcing from direct offshore purchases.

     CATALOG  AND  ADVERTISING  EXPENSE:

     Catalog and advertising expense for the twenty-six weeks ended August 1, 1998, increased to $149.8 million (23.1% of net sales) from $137.9 million (22.9% of net sales) for the same period of fiscal 1997. The increase as a percentage of net sales was primarily due to an increase in circulation and higher paper costs.

     FULFILLMENT  EXPENSE:

     Fulfillment expense in the twenty-six weeks ended August 1, 1998 increased to $63.9 million (9.8% of net sales) from $56.4 million (9.4% of net sales) for the same period in fiscal 1997. The increase in fulfillment expense relates to the start up of additional distribution operations as well as an increase in credit service expenses primarily related to the chargebacks associated with the deferred billing program.

     SUPPORT  SERVICES  EXPENSE:

     Support services expense for the twenty-six weeks ended August 1, 1998 increased to $45.1 million (7.0% of net sales) from $43.8 million (7.2% of net sales) for the same period in fiscal 1997. The increase was primarily due to expenses associated with the canceled common stock registration of Brylane Inc. and the relocation costs for the KingSize business.

     AMORTIZATION  EXPENSE:

     Amortization expense for the twenty-six weeks ended August 1, 1998, increased to $5.6 million (0.9% of net sales) from $5.5 million (0.9% of net sales) for the same period in fiscal 1997. The increase in amortization expense is due to increased amortization of the remaining net book value of certain trademarks which was accelerated concurrent with changes in ownership which occurred in conjunction with Brylane Inc.'s secondary offering in October, 1997.

     OPERATING  INCOME:

     Operating income before acquisitions-related and non-recurring adjustments in the twenty-six weeks ended August 1, 1998 increased to $54.8 million (8.4% of net sales) from $46.7 million (7.7% of net sales) for the same period of fiscal 1997. Operating income improved by $8.1 million due to an increase in revenues as a result of higher sales volume, and an increase in gross margin as a result of favorable merchandise sourcing partially offset by higher catalog and operating expenses.

     INTEREST:

     Interest expense, net, in the twenty-six weeks ended August 1, 1998 decreased to $12.0 million compared to $13.7 million for the comparable period in fiscal 1997. Excluding interest income of $3.1 million pertaining to the parent company note in 1998, and $1.0 million related to a purchase price adjustment associated with the Chadwick's Acquisition in 1997, interest expense increased by $0.4 million which was due to higher average outstanding debt balances partially offset by slightly lower interest rates on the term loans of the 1997 Bank Credit Facility and the term loan of the Amended 1997 Bank Credit Facility.

POSTAL  RATE  INCREASE:

     The United States Postal Service announced a postal rate increase commencing on January 10, 1999. Brylane expects the magnitude of the postal increase on catalog postage and merchandise postage to be 3.0% and 9.0% respectively. The Company estimates the annual effect on net income to be $5.0 million, pretax. Currently, the Company is examining ways to mitigate the costs associated with the postal increase through either price increases and\or reductions in other costs.

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

     Operating activities resulted in cash used of $19.3 million for the twenty-six weeks ended August 1, 1998 compared to cash provided of $38.7 million for the same period in fiscal 1997. Cash used by operations was primarily due to higher deferred receivables due to the increased use of deferred billing options in this season's mailings over the prior year. Also, cash was used to increase inventory levels due to earlier purchasing of Fall\Winter inventory targeted to improve the in-stock position of the Company's catalogs, to fund future catalogs' paper and production costs and to reduce accounts payable due to higher direct offshore purchases.

     Investing activities resulted in net cash used of $10.0 million in the twenty-six weeks ended August 1, 1998 compared to cash provided of $21.5 million for the same period in fiscal 1997. The Company's capital expenditures for the remainder of fiscal 1998 are estimated to be $5.8 million. Brylane plans to fund its capital expenditures for fiscal 1998 using cash generated from operations.

     Financing activities for the twenty-six weeks ended August 1, 1998 resulted in net cash provided of $24.3 million compared with cash used of $63.5 million in the prior year. The Company received proceeds of $9.1 million related to the exercise of stock options, $1.0 million from the payment of management notes related to stock subscriptions and made distributions to partners of $5.8 million in the twenty-six weeks ended August 1, 1998. The Company has made two scheduled payments totaling $5.0 million on the Term Loan and net borrowings of $25.0 million on the revolver for the twenty-six weeks ended August 1, 1998.

The Revolving Credit Facility can be used for general corporate purposes, including working capital needs, letters of credit and permitted acquisitions. As of August 1, 1998, Brylane had $244.0 million in borrowings under the Amended 1997 Bank Credit Facility and, after giving effect to the issuance of letters of credit in the amount of $47.9 million which the Company intends to pay using funds generated from operations, had additional capacity under the Revolving
Credit  Facility  of  approximately  $78.1  million.

     The Company intends to redeem all of its $125 million 10% Senior Subordinated Notes due 2003 at the stated call price of 105%, plus accrued interest, on September 21, 1998. In connection with the redemption the Company has received a commitment to amend and restate its existing credit facility to $500 million, in order to, among other things, permit the redemption by increasing the existing term loan for the Senior Subordinated Notes and provide funds for general corporate purposes. The redemption is expected to result in an annual benefit of approximately $4.0 million in reduced interest costs. The Company will incur an extraordinary charge pertaining to the refinancing of the Senior Subordinated Notes and from amending and restating the Amended 1997 Bank Credit Facility of approximately $10.9 million.

     On August 31, 1998, Brylane Inc., the parent company of Brylane, L.P., announced that its Board of Directors (including its independent directors) authorized the purchase of up to $40.0 million of its Common Stock. The repurchase program authorizes management, at its discretion, to make purchases in the open market or in privately negotiated block transactions.

     While no assurances can be given in this regard, based on current and projected operating results, Brylane believes that cash flow from operations will provide adequate funds for ongoing operations, funding of the purchases of common stock for treasury on behalf of Brylane Inc., debt service on its indebtedness (including scheduled prepayments under the Amended 1997 Bank Credit Facility, as it will be amended and restated), and planned capital expenditures for the foreseeable future. In addition, the Company will have availability under the Revolving Credit Facility to finance capital needs.

COMPUTERIZED  OPERATIONS  AND  THE  YEAR  2000:

     The year 2000 issue ("Y2K") is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or produce erroneous results, leading to disruptions in operations. In 1996, the Company developed a Year 2000 audit compliance and certification program. The Company identified three major areas that are critical for successful Y2K compliance: (1) financial and informational system applications, (2) telemarketing and distribution applications and (3) third-party relationships.

     In the financial and information systems area, a number of applications have been identified as not being compliant and by the end of this fiscal year will have been corrected utilizing internal resources with some third-party consulting. Final work is also being completed with its telemarketing and distribution applications. Brylane is not presently aware of any Y2K issues with any of its third party providers whose services are critical to the Company.

     The estimated and actual costs associated with this effort have not been, and are not expected to be, material to operations. Brylane also anticipates simulating a Y2K compliance test on a separate disaster recovery computer system by late fiscal 1998. Brylane has and will continue to monitor all aspects pertaining to Year 2000 compliance.

PART  II  -  OTHER  INFORMATION
-------------------------------


ITEM  6  -  Exhibits  and  Reports  on  Form  8-K
-------------------------------------------------


     (a)  Exhibits.

          27.1      Financial  Data  Schedule


     (b)  Reports  on  Form  8-K.

          None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



Dated  :  September  8,  1998 BRYLANE,  L.P.
                              BRYLANE  CAPITAL  CORP.




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